Form 10QSB
period 2001-04-30
INFINEX VENTURES INC
filed 2001-06-11
CIK 1076310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the quarterly period ended April 30, 2001

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934

     For the transition period                to
                              ----------------   -------------------
          Commission File Number     0-29431
                                     -------


                             INFINEX VENTURES, INC.
         ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


           Nevada                                  52-2151795
-------------------------------           --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-------------------------------


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada                     V6B 1N2
                                                   -------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:        604-682-8468
                                                   ---- --------------

                                        None
        --------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [ X ]  Yes    [   ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,353,500 Shares of $0.001 par value Common Stock outstanding as of April 30, 2001.

                       PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2001 are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                        APRIL 30     OCTOBER 31
                                                          2001          2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $     1,219   $        15

Mineral Property (Note 3)                                   5,250         5,250
                                                      -------------------------
                                                      $     6,469   $     5,265
================================================================================

LIABILITIES

Current
   Accounts payable                                   $     6,366   $     4,513
   Loans payable                                           55,189          -
                                                      -------------------------
                                                           61,555         4,513
                                                      -------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
    75,000,000 common shares, par value
     $0.001 per share

   Issued and outstanding:
    5,353,500 common shares at April 30, 2001 and
    5,343,500 common shares at October 31, 2000             5,350         5,343

   Additional paid in capital                                -            9,257

Deficit Accumulated During The Exploration Stage          (60,436)      (13,848)
                                                      -------------------------
                                                          (55,086)          752
                                                      -------------------------

                                                      $     6,469   $     5,265
================================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                       INCEPTION
                                                                                                      DECEMBER 30
                                               THREE MONTHS ENDED             SIX MONTHS ENDED          1998 TO
                                                    APRIL 30                       APRIL 30             APRIL 30
                                              2001            2000           2001           2000          2001
--------------------------------------------------------------------------------------------------------------------
Expenses
Bank charges                              $         17   $         24   $         69   $         43   $         234
Consulting                                        -              -              -              -              2,500
Office facilities and sundry                        62            300          1,318            770           4,188
Mineral property exploration expenditures         -              -              -              -              2,600
Professional fees                                1,172          1,353          9,448          5,713          15,161
                                          -------------------------------------------------------------------------
Net Loss For The Period                          1,251          1,677         10,835          6,526   $      24,683
                                                                                                      =============

Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period                           59,185         10,438         13,848          5,589
                                                60,436         12,115         24,683         12,115
                                          ---------------------------------------------------------

Excess Of Consideration
  Paid For Dollar Maker, Inc.
  In Excess Of Additional
  Paid In Capital At The Date
  Of The Transaction                              -              -            35,753           -
                                          ---------------------------------------------------------

Deficit Accumulated During
  The Exploration Stage, End
  Of Period                               $     60,436   $     12,115   $     60,436   $     12,115
===================================================================================================

Net Loss Per Share                        $     (0.001)  $     (0.001)  $     (0.002)  $     (0.001)
===================================================================================================


Weighted Average Number
  Of Shares Outstanding                      5,353,500      5,343,500      5,348,528      5,343,500
===================================================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                       INCEPTION
                                                                                                      DECEMBER 30
                                               THREE MONTHS ENDED             SIX MONTHS ENDED          1998 TO
                                                    APRIL 30                       APRIL 30             APRIL 30
                                              2001            2000           2001           2000          2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                $     (1,251)  $     (1,677)  $    (10,835)  $     (6,526)  $     (24,683)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating Activities
   Change in accounts payable                    1,076          1,653          1,850          1,713           6,363
   Change in loans payable                        -              -            55,189           -             55,189
                                          -------------------------------------------------------------------------
                                                  (175)           (24)        46,204         (4,813)         36,869
                                          -------------------------------------------------------------------------

Cash Flows From Investing Activities
   Mineral property                               -              -              -              -             (5,000)
   Investment in Dollar Maker, Inc.               -              -           (45,000)          -            (45,000)
                                          -------------------------------------------------------------------------
                                                  -              -           (45,000)          -            (50,000)
                                          -------------------------------------------------------------------------


Cash Flows From Financing Activity
   Share capital issued                           -              -              -              -             14,350
                                          -------------------------------------------------------------------------

Increase (Decrease) In Cash                       (175)           (24)         1,204         (4,813)          1,219

Cash, Beginning Of Period                        1,394            (28)            15          4,761            -
                                          -------------------------------------------------------------------------

Cash, End Of Period                       $      1,219   $        (52)  $      1,219   $        (52)  $       1,219
===================================================================================================================

Supplemental Disclosure Of Non-Cash
  Financing And Investing Activities:

   Common shares issued pursuant to
    mineral property option agreement     $       -      $       -      $       -      $       -      $         250
   Common shares issued pursuant to
    acquisition agreement                         -              -             1,000           -              1,000
===================================================================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.    BASIS OF PRESENTATION

      The unaudited financial statements as of April 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2000 audited financial statements and notes thereto.


2.    NATURE OF OPERATIONS

      a)  Inception

          The Company was incorporated in the State of Nevada, U.S.A. on December 30, 1998.

      b)  Exploration Stage Activities

          The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

          The recoverability of amounts shown as mineral property and related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.

      c)  Agreement and Plan of Merger

          Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective November 14, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Dollar Maker, Inc., a Nevada corporation, for $45,000 and 10,000 shares of the Company valued at $1,000.

          The acquisition was approved by the Board of Directors, and a majority of the shareholders of both Dollar Maker, Inc. and the Company on November 14, 2000.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.    NATURE OF OPERATIONS (Continued)

      c)  Agreement and Plan of Merger (Continued)

          Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Dollar Maker, Inc. for reporting purposes under the Securities Exchange Act of 1934 (the "Act") and elects to report under the Act effective November 14, 2000. Dollar Maker, Inc. assumed the name of the Company. The Company's officers and directors will become officers and directors of Dollar Maker, Inc.

          The $46,000 acquisition cost will be treated, for accounting purposes, as a reduction of the additional paid in capital at the date of the transaction with the excess charged to deficit, and not as goodwill as the nature of the transaction was to allow Infinex Ventures, Inc. to report under the Act by way of reorganization.


3.    SIGNIFICANT ACCOUNTING POLICIES

      The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

      The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

      a)  Mineral Property Costs

          The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production.
          On abandonment of any property, applicable acquisition costs will be written off. To date the Company has not established the commercial feasibility of its mineral property, therefore all exploration expenditures are being expensed.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      b)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

      c)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      d)  Financial Instruments

          The Company's financial instruments consist of cash, accounts payable and loans payable.

          Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

      e)  Loss Per Share

          Loss per share is calculating the weighted average number of common shares outstanding during the period.


4.    MINERAL PROPERTY

      The Company has entered into an option agreement to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

      a)  The issuance of 250,000 common shares.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.    MINERAL PROPERTY (Continued)

      b)  Cash payments totalling $200,000 payable as follows:

          i)    $5,000 on execution of the agreement (paid);
          ii)   $5,000 by June 1, 2001;
          iii)  $25,000 by June 1, 2002;
          iv)   $35,000 on June 1, 2003;
          v)    $55,000 on June 1, 2004;
          vi)   $75,000 on June 1, 2005.

      c)  Exploration expenditures totalling $100,000 to be incurred as follows:

          i)    $10,000 by August 30, 2001;
          ii)   an additional $40,000 by August 30, 2002;
          iii)  a further $50,000 by August 30, 2003.

                                                            2000        1999
                                                         -----------------------
      Consideration paid to date
      - 250,000 common shares                            $     250    $     250
      - cash payment                                         5,000        5,000
                                                         -----------------------
                                                         $   5,250    $   5,250
                                                         =======================

Item 2. Plan of Operation

Infinex Ventures, Inc. ("the Company") was incorporated in the state of Nevada on December 30, 1998. Pursuant to an Agreement and Plan of Merger dated November 14, 2000, between the Infinex Ventures, Inc. and Dollar Maker, Inc., a Nevada corporation ("Dollar Maker") and Infinex acquired all of the issued and outstanding shares of Dollar Maker in exchange for 10,000 shares of restricted common stock of Infinex Ventures, Inc. and $45,000. As a result of the transaction, Infinex Ventures, Inc. is the surviving company of the merger.

The Company, which has no employees, is a development stage corporation involved in the acquisition, exploration and development of mineral properties. From inception to date, the Company has not generated any revenue.

The Company's plan of business is to raise the financing necessary to commence exploration on the Long Canyon Property located approximately eight mile northeast of Carey, Blaine County, Idaho. The Company has the option to acquire a 100% interest in the property by paying $200,000 to the property owner over four years and by incurring $100,000 in exploration on the property over two years. The Company's management is pursuing additional mineral property acquisition opportunities.

The Company has also retained a market maker to sponsor its 15c211 application with the National Association of Securities Dealers. If such application is approved, the Company intends to have its shares quoted on the OTC Bulletin Board.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Report on Form 8-K

        None


There were no reports filed on Form 8-K during the six month period ended April 30, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINEX VENTURES, INC.


     /s/ Mario Aiello
-------------------------------
Mario Aiello, President

Date:  June 8, 2001