Form 10QSB/A
period 2001-04-30
INFINEX VENTURES INC
filed 2001-09-05
CIK 1076310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                to
                              ----------------   -------------------

                         Commission File Number 0-29431
                                                -------

                             INFINEX VENTURES, INC.
         ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


           Nevada                                  52-2151795
-------------------------------           --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada                     V6B 1N2
-------------------------------------             -------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code: 604-682-8468
                                                ------------

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

                          Index to Financial Statements
                             Infinex Ventures, Inc.

Balance sheets                                            1

Statements of loss and deficit                            2

Statements of cash flows                                  3

Notes to financial statement                              4-7

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K.

Signatures


                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements
--------------------------------

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

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                        APRIL 30     OCTOBER 31
                                                          2001          2000
-------------------------------------------------------------------------------
ASSETS

Current
   Cash                                               $     1,219   $        15

Mineral Property Interest (Note 4)                             --            --
                                                      -------------------------
                                                      $     1,219   $        15

===============================================================================

LIABILITIES

Current
   Accounts payable and accrued liabilities           $     8,122   $     4,513

   Loans payable (Note 5)                                  55,189          -
                                                      -------------------------
                                                           63,311         4,513
                                                      -------------------------

SHAREHOLDERS' EQUITY (DEFICIRENCY)

Share Capital
   Authorized:
    75,000,000 common shares, par value
     $0.001 per share

   Issued and outstanding:
    5,353,500 common shares at April 30, 2001 and
    5,343,500 common shares at October 31, 2000             5,350         5,343

   Additional paid in capital                                -            9,257

Deficit Accumulated During The Exploration Stage          (67,442)      (19,098)
                                                      -------------------------
                                                          (62,092)       (4,498)
                                                      -------------------------

                                                      $     1,219   $        15
===============================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------

                                                                                                                     INCEPTION
                                                                                                                     DECEMBER 30
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED                1998 TO
                                                    APRIL 30                           APRIL 30                      APRIL 30
                                                  2001                2000          2001              2000           2001
                                                  ----                ----          ----              ----           ----
Expenses
Bank charges                                  $        17      $        24      $        69      $        43      $       234
Consulting                                             --               --               --               --            2,500
Interest                                            1,756               --            1,756               --            1,756
Office facilities and sundry                           62              300            1,318              770            4,188
Mineral property option
 payments and
 exploration expenditures                              --               --               --               --            7,850
Professional fees                                   1,172            1,353            9,448            5,713           15,161
                                               -------------------------------------------------------------------------------
Net Loss For The Period                             3,007            1,677           12,591            6,526      $    31,689
                                                                                                                  ============
Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period                              64,435           15,688           19,098           10,839
                                               --------------------------------------------------------------
                                                   67,442           17,365           31,689           17,365
                                               --------------------------------------------------------------
Excess Of Consideration
  Paid For Dollar Maker, Inc.
  In Excess Of Additional
  Paid In Capital At The Date
  Of The Transaction                                   --               --           35,753               --
                                              ---------------------------------------------------------------
Deficit Accumulated During
  The Exploration Stage, End
  Of Period                                   $    67,442      $    17,365      $    67,442      $    17,365
                                              ===============================================================

Net Loss Per Share                            $    (0.001)     $    (0.001)     $    (0.002)     $    (0.001)
                                              ===============================================================
Weighted Average Number
  Of Shares Outstanding                         5,353,500        5,343,500        5,348,528        5,343,500
                                              ===============================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                                  INCEPTION
                                                                                                                  DECEMBER 30
                                                 THREE MONTHS ENDED               SIX MONTHS ENDED                1998 TO
                                                    APRIL 30                        APRIL 30                      APRIL 30
                                                  2001             2000          2001              2000           2001
                                                  ----             ----          ----              ----           ----
Cash Flows From Operating Activities
   Net loss for the period                    $ (3,007)       $ (1,677)       $(12,591)       $ (6,526)       $(31,689)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating Activities
   Stock issued for other than cash                 --              --              --              --             250
   Change in accounts payable and
    accrued liabilities                          2,832           1,653           3,606           1,713           8,119
   Change in loans payable                          --              --          55,189              --          55,189
                                              -------------------------------------------------------------------------
                                                  (175)            (24)         46,204          (4,813)         31,869
                                              -------------------------------------------------------------------------
Cash Flows From Investing Activities
   Investment in Dollar Maker, Inc.                 --              --         (45,000)             --         (45,000)
                                              -------------------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                             --              --              --              --          14,350
                                              -------------------------------------------------------------------------
Increase (Decrease) In Cash                       (175)            (24)          1,204          (4,813)          1,219

Cash, Beginning Of Period                        1,394             (28)             15           4,761              --
                                              -------------------------------------------------------------------------

Cash, End Of Period                           $  1,219        $    (52)       $  1,219        $    (52)       $  1,219
                                              =========================================================================
Supplemental Disclosure Of Non-Cash
  Financing And Investing Activities:

   Common shares issued pursuant to
    mineral property option agreement         $     --        $     --        $     --        $     --        $    250
   Common shares issued pursuant to
    acquisition agreement                           --              --           1,000              --           1,000
                                              =========================================================================

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     a)   Use of Estimates

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

     b)   Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
     - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     c)   Financial Instruments

     The Company's financial instruments consist of cash, accounts payable and loans payable.

     Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     d)   Loss Per Share

     Loss per share is calculating the weighted average number of common shares outstanding during the period.

3.   MINERAL PROPERTY

     The Company has entered into an option agreement to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

     a)   The issuance of 250,000 common shares (issued).

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

     a)   Exploration expenditures totalling $100,000 to be incurred as follows:

          i)   $10,000 by August 30, 2001;
          ii)  an additional $40,000 by August 30, 2002;
          iii) a further $50,000 by August 30, 2003.

5.   LOANS PAYABLE

                                                                     2001          2000
                                                                 -------------- ------------
    Repayable on demand with interest at 8% per annum            $  45,000      $   -
    Repayable on demand without interest                            10,189          -
                                                                 -- ----------- --- --------
                                                                 $  55,189      $   -
                                                                 == =========== === ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

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

Date:  September 5, 2001