Form 10QSB
period 2001-07-31
INFINEX VENTURES INC
filed 2001-09-12
CIK 1076310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     0-29431
                            -----------------


                             INFINEX VENTURES, INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         52-2151795
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada                      V6B 1N2
----------------------------------------      ---------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:     604-682-8468
                                                -------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,353,500 Shares of $0.001 par value Common Stock outstanding as of July 31, 2001.

                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2001 are not necessarily indicative of the results that can be expected for the year ending October 31, 2001.

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                                FINANCIAL STATEMENTS


                                   JULY 31, 2001
                                    (Unaudited)
                             (Stated in U.S. Dollars)

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                                    BALANCE SHEET
                                     (Unaudited)
                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                        JULY 31     OCTOBER 31
                                                          2001          2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                             $        283   $         15

Mineral Property Interest (Note 4)                          -              -
                                                    ----------------------------
                                                    $        283   $         15
================================================================================

LIABILITIES

Current
   Accounts payable and accrued liabilities         $     12,820   $      4,513
   Loans payable (Note 5)                                 55,189           -
                                                    ----------------------------
                                                          68,009          4,513
                                                    ----------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
     75,000,000 common shares, par value
      $0.001 per share

   Issued and Outstanding:
     5,353,500 common shares at July 31, 2001 and
     October 31, 2000                                      5,350          5,343

   Additional paid in capital                               -             9,257

Deficit Accumulated During The Exploration Stage         (73,076)       (19,098)
                                                    ----------------------------
                                                         (67,726)        (4,498)
                                                    ----------------------------

                                                    $        283   $         15
================================================================================

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                            STATEMENT OF LOSS AND DEFICIT
                                     (Unaudited)
                              (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                        DECEMBER 30
                                                  THREE MONTHS ENDED            NINE MONTHS ENDED         1998 TO
                                                        JULY 31                      JULY 31              JULY 31
                                                  2001          2000           2001          2000           2001
--------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges                                $       19    $       17     $       88    $       60    $      253
   Consulting                                        -             -              -             -            2,500
   Interest                                           907          -             2,663          -            2,663
   Office facilities and sundry                     1,832           300          3,150         1,070         6,020
   Mineral property option
     payments and
     exploration expenditures                        -             -              -             -            7,850
   Professional fees                                2,876          -            12,324         5,713        18,037
                                               -------------------------------------------------------------------
Net Loss For The Period                             5,634           317         18,225         6,843    $   37,323
                                                                                                        ==========

Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period                              67,442        17,365         19,098        10,839
                                               -----------------------------------------------------
                                                   73,076        17,682         37,323        17,682

Excess Of Consideration
  Paid For Dollar Maker, Inc.
  In Excess Of Additional
  Paid In Capital At The Date
  Of The Transaction                                 -             -            35,753          -
                                               -----------------------------------------------------

Deficit Accumulated During
  The Exploration Stage,
  End Of Period                                $   73,076    $   17,682     $   73,076    $   17,682
====================================================================================================

Net Loss Per Share                             $     0.01    $     0.01     $     0.01    $     0.01
====================================================================================================

Weighted Average Number
  Of Shares Outstanding                         5,353,500     5,343,500      5,351,354     5,343,500
====================================================================================================

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                               STATEMENT OF CASH FLOWS
                                     (Unaudited)
                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                        DECEMBER 30
                                                  THREE MONTHS ENDED            NINE MONTHS ENDED         1998 TO
                                                        JULY 31                      JULY 31              JULY 31
                                                  2001          2000           2001          2000           2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                     $   (5,634)   $     (317)    $  (18,225)   $   (6,843)   $  (37,323)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating Activities
   Stock issued for other than cash                  -             -              -             -              250
   Change in accounts payable and
     accrued liabilities                            4,698           401          8,304         2,114        12,817
   Change in loans payable                           -             -            55,189          -           55,189
                                               -------------------------------------------------------------------
                                                     (936)           84         45,268        (4,729)       30,933
                                               -------------------------------------------------------------------

Cash Flows From Investing Activity
   Investment in Dollar Maker, Inc.                  -             -           (45,000)         -          (45,000)
                                               -------------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                              -             -              -             -           14,350
                                               -------------------------------------------------------------------

Increase (Decrease) In Cash                          (936)           84            268        (4,729)          283

Cash, Beginning Of Period                           1,219           (52)            15         4,761          -
                                               -------------------------------------------------------------------

Cash, End Of Period                            $      283    $       32     $      283    $       32    $      283
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
===================================================================================================================

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                           NOTES TO FINANCIAL STATEMENTS

                                   JULY 31, 2001
                                    (Unaudited)
                              (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of July 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2000 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

     a)   Inception

          The Company was incorporated in the State of Nevada, U.S.A., on December 30, 1998.

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

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                           NOTES TO FINANCIAL STATEMENTS

                                   JULY 31, 2001
                                    (Unaudited)
                              (Stated in U.S. Dollars)



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

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                           NOTES TO FINANCIAL STATEMENTS

                                   JULY 31, 2001
                                    (Unaudited)
                              (Stated in U.S. Dollars)



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

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                           NOTES TO FINANCIAL STATEMENTS

                                   JULY 31, 2001
                                    (Unaudited)
                              (Stated in U.S. Dollars)



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

     c)   Exploration expenditures totalling $100,000 to be incurred as follows:

          i)    $10,000 by August 30, 2001;
          ii)   an additional $40,000 by August 30, 2002;
          iii)  a further $50,000 by August 30, 2003.


5.   LOANS PAYABLE

                                                             2001        2000
                                                          ----------------------

     Repayable on demand with interest at 8% per annum    $   45,000   $    -
     Repayable on demand without interest                     10,189        -
                                                          ----------------------
                                                          $   55,189   $    -
                                                          ======================

Item 2. Plan of Operation


Infinex Ventures, Inc. ("the Company") was incorporated in the state of Nevada on December 30, 1998. Pursuant to an Agreement and Plan of Merger dated November 14, 2000, between Infinex Ventures, Inc. and Dollar Maker, Inc., a Nevada corporation ("Dollar Maker") and Infinex acquired all of the issued and outstanding shares of Dollar Maker in exchange for 10,000 shares of restricted common stock of Infinex Ventures, Inc. and $45,000. As a result of the transaction, Infinex Ventures, Inc. is the surviving company of the merger.

The Company, which has no employees, is a development stage corporation involved in the acquisition, exploration and development of mineral properties. From inception to date, the Company has not generated any revenue.

The Company's plan of business is to raise the financing necessary to commence exploration on the Long Canyon Property located approximately eight miles northeast of Carey, Blaine County, Idaho. The Company has the option to acquire a 100% interest in the property by paying $200,000 to the property owner over four years and by incurring $100,000 in exploration on the property over two years. The Company's management is pursuing additional mineral property acquisition opportunities.

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

Item 2. Changes in Securities

        The Company did not issue any securities during the quarter ended July 31, 2001.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Report on Form 8-K

        None


There were no reports filed on Form 8-K during the three month period ended July 31, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINEX VENTURES, INC.


   /s/ Mario Aiello
-----------------------
Mario Aiello, President

Date: September 11, 2001