Form 10KSB
period 2001-10-31
INFINEX VENTURES INC
filed 2002-01-29
CIK 1076310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001
                                             ----------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-32843
                                                ---------


                             INFINEX VENTURES, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                               52-2151795
            ------                                   ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                         200 - 675 West Hastings Street
                  Vancouver, British Columbia, Canada  V6B 1N2
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 682-8468
                                 --------------
               Registrant's telephone number, including area code

        Securities to be registered pursuant to Section 12(b) of the Act:

      Title of each class                       Name of each exchange on which
      to be so registered                       each class is to be registered

              None                                          None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                   Yes    X             No
                       ------                 ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                   Yes    X             No
                       ------                 ------


State issuer's revenues for its most recent fiscal year:      Nil
                                                         --------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                  $15,600.00
                  ------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                  5,353,500
                  ------------------------------------------

                             TABLE OF CONTENTS
                             -----------------

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS                                               3

ITEM 2:  DESCRIPTION OF PROPERTY                                              11

ITEM 3:  LEGAL PROCEEDINGS                                                    12

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             12

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            13

ITEM 7:  FINANCIAL STATEMENTS                                                 14

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                                23

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS         24

ITEM 10: EXECUTIVE COMPENSATION                                               25

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       25

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       26

ITEM 13: EXHIBITS AND REPORTS                                                 26

                                      PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

Organization

We were organized as a Nevada corporation on December 30, 1998 for the purpose of acquiring and exploring mineral properties.

Pursuant to an Agreement and Plan of Merger dated November 14, 2000, between Dollar Maker, Inc. ("Dollar Maker"), a Nevada corporation, and us, we acquired all of the issued and outstanding shares of Dollar Maker in exchange for 10,000 shares of our restricted common stock and $45,000. This transaction resulted in Infinex Ventures, Inc. being the surviving company.

Business of the Company

We are engaged in the acquisition and exploration of mineral properties. We own an interest in the mineral claims described below, which are known collectively as the "Long Canyon Property". We intend to conduct exploration work on the Long Canyon Property in order to ascertain whether it possesses commercially developable quantities of lead, zinc, silver, copper and other potentially valuable minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Long Canyon Property until appropriate exploratory work is completed and a comprehensive evaluation based on such work concludes economic feasibility.

Mineral Property Option Agreement

By a Mineral Property Option Agreement dated March 24, 1999, as amended (the "Agreement"), with Douglas Baker of 312 Birch Street, Nezperce, Idaho, ("Baker"), Baker granted us the option (the "Option") to acquire a 100% interest, subject to a 2% net smelter returns royalty, in nine lode mineral claims located approximately eight miles northeast of Carey in Blaine County, Idaho (the "Long Canyon Property"). By a quitclaim deed dated August 23, 1999, Baker agreed to assign his whole interest in the Long Canyon Property to Mr. Larry C. Anderson ("Anderson").

There are certain risks inherent in a quitclaim deed as opposed to a traditional deed. A quitclaim deed purports to transfer whatever rights or interests the present owner has in a property to a grantee. Therefore, if the previous owner held the property subject to any liens or mortgages, the grantee would take title to the property subject to such liens or mortgages. Accordingly, a third party would have a superior right to the property. It is generally recommended to conduct a title search prior to acquisition of the property to determine if there are any superior claims to the property in question. In this case, however, we did not conduct a title search to determine if any superior claims exist or if there are any liens or mortgages on the Long Canyon Property. Accordingly, there can be no guarantee against a third party having a superior claim to the Long Canyon Property. Investors should be aware that we do not maintain title insurance on the Long Canyon Property.

In order to maintain the Option in good standing, we must make cash payments, incur expenditures and issue shares as follows:

Cash Payments

We must pay the sum of $200,000 to Anderson as follows:

   a)  $5,000 upon execution of the Agreement (Infinex has made this payment);
   b)  $5,000 by June 1, 2002;
   c)  $25,000 by June 1, 2003;
   d)  $35,000 by June 1, 2004;
   e)  $55,000 by June 1, 2005; and
       $75,000 by June 1, 2006.

Exploration Expenditures

We must incur at least $100,000 in exploration expenditures on the Long Canyon Property as follows:

   a)  At least $10,000 by August 30, 2002;
   b)  An additional $40,000 by August 30, 2003; and
   c)  An additional $50,000 by August 30, 2004.

Pursuant to the terms of the Agreement, we issued 250,000 shares of common stock to Mr. Baker. Mr. Baker subsequently assigned his interest in the Long Canyon property and the Agreement to Mr. Larry C. Anderson. Pursuant to their agreement, Mr. Baker retains his interest in the 250,000 shares.

We have not incurred exploration expenditures to date on the Long Canyon Property that can be applied towards exercise of the Option. Exploration expenditures include all reasonable and necessary funds expended on or in connection with the exploration of the Long Canyon Property determined in accordance with generally accepted accounting principles.

Infinex's expected source of funds to meet upcoming obligations is director loans or private placement subscriptions. There is no guarantee that we will be able to secure such director loans or private placements.

We believe that the Long Canyon property is a good investment based on the recommendations of our consulting geologist. The property has the potential to host economic mineralization given the significance and magnitude of gossan, rusty rock forming on the earth's surface which may indicate the presence of mineralization beneath, in the Long Canyon area.

Geological Report

The Long Canyon Property is the subject of a report dated May 27, 1999 that was prepared by Val Peter Van Damme, P.Geo. of 2045 Holdom Avenue, Burnaby, British Columbia and Douglas G. Baker, B.Sc. of 312 Birch Street, Nezperce, Idaho (the "Geological Report"). The Geological Report summarizes the exploration history of the Long Canyon Property, the regional geology of the Long Canyon Property and provides conclusions and recommendations for a work program on the Long Canyon Property. These conclusions and recommendations of the Geological Report are summarized below.

Location and Land Status

The Long Canyon Property consists of nine lode claims located on land administered by the U.S. Bureau of Land Management. The claims are located along the northern margin of the Snake River plain, approximately eight miles northeast of Carey, Blaine County, Idaho at an approximate latitude and longitude of 43(0)24' north and 113(0)51' west. The Long Canyon Property may be accessed by proceeding northeast from Carey on U.S. 93 for two miles, then traveling north on the gravel-surfaced Road Canyon road for 5.5 miles and finally by proceeding southeast on a single-track dirt road for approximately three miles.

Exploration history of the property records relating to exploration activities on the Long Canyon Property date back to 1986 when prospectors discovered gossan, areas of rust covered rock indicating the presence of iron, on the property surface. Cominco American Resources Incorporated ("Cominco") reviewed the property in late 1986 and later acquired an exploration permit and lease option over the property.

In 1987, Cominco completed a work program on the Long Canyon Property that consisted of geological mapping on a 1:6,000 scale, the establishment of a survey grid with 400 feet line spacing (200 feet on line stations), soil sampling and a geophysical orientation survey. In 1988, additional geologic mapping was conducted at scales of 1:6,000 and 1:2,400. As well, the 1987 soil grid was expanded and additional soil samples were taken.

A total of 144 rock samples and 765 soil samples were collected from the Long Canyon Property which covered the area of the main gossan showing. Sample results established anomalous levels of lead and zinc, and to a lesser degree copper, silver, gold and barium within or near the gossan. Surface samples of oxidized material on the Long Canyon Property returned maximum values of 0.206 parts per million ("ppm") gold, 3.41 ppm silver, 322 ppm copper, 5,570 ppm lead and 6,810 ppm zinc.

In addition, Cominco completed three diamond drill holes totaling 1,664 feet as well as a detailed geophysical survey on a portion of the property. One of the drill holes, Hole LC-3, entered a section at the bottom of the hole that contained significant copper, zinc and molybdenum levels. This section may represent part of a concealed mineral deposit.

Cominco's consulting geologists recommended additional exploration of the Long Canyon Property which would include geologic mapping, 1,900 feet of trenching, 2,500 feet of drilling, and further investigation of mineralization in drill hole LC-3. However, Cominco conducted no known additional work on the Long Canyon Property after 1988.

Subsequent to 1989, the claims comprising the Long Canyon Property became inactive. In 1995, Verde Ltd. staked three claims covering the gossan and subsequently leased them to Doe Run Company. During 1996, Doe Run Company conducted geologic mapping, completed four in-fill soil lines, collected 21 soil samples and completed two diamond drill holes approximately 500 feet west of the main gossan trend. Doe Run Company did not test any of Cominco's proposed drill sites. Doe Run Company did not recommend any further work.

Geology of the Long Canyon Property

The regional and property geology of the Long Canyon Property is summarized in the Geological Report. The Geological Report indicates that the gossan on the Long Canyon Property contain anomalous amounts of zinc and lead. This strongly suggests the Long Canyon Property may host a zinc-lead-silver ore body similar in character to the many mineable deposits of this type located in the area. The Geological Report also indicates that there is potential for the discovery of significant copper mineralization on the Long Canyon Property. However, there is no assurance that there will be sufficient quantities of lead, zinc, silver, copper or other minerals in the Long Canyon Property to justify commercial mining.

Conclusions and Recommendations of the Geological Report

The Geological Report concludes that the 1986 discovery of gossan on the Long Canyon Property and subsequent exploration efforts indicate the presence of mineralization with potential lead-zinc-silver economic significance. In addition, underlying rock has the potential to contain economic copper mineralization.

The significance and magnitude of gossan in the Long Canyon area and the presence of copper-zinc-molybdenum mineralization discovered in drill hole LC-3 warrants further exploration. The Geological Report recommends a three phase exploration program to further evaluate the Long Canyon Property. Phase I would consist of geological mapping. Phase II would consist of a gravity survey down Long Canyon and an induced polarization survey over the soil anomalies. Phase III would consist of diamond drilling targets generated by the contingent success of the first two phases.

Proposed Budget

Approximate costs for the recommended three-phase program are as follows:

Phase One: Geological Survey

          Mapping:                     $ 6,000.00
          Analytical:                  $ 1,000.00
          Transportation:              $ 1,000.00
          Accomodation:                $ 1,000.00
          Mobilization/Demobilization: $ 1,000.00
                                       ----------
          Total Phase I Costs:         $10,000.00

Phase Two: Geophysical Survey

          Gravity Survey:              $15,000.00
          Induced Polarization Survey: $10,000.00
                                       ----------
          Total Phase II Costs:        $25,000.00

Phase Three: Diamond Drilling Survey

          Mobilization/Demobilization: $ 2,000.00
          Drilling:                    $40,000.00
          Analytical:                  $ 1,000.00
          Personnel:                   $ 3,400.00
          Final Report/Drafting:       $ 3,600.00
                                       ----------
          Total Phase III Costs:       $50,000.00

          Total Program Costs:         $85,000.00
                                       ===========

Risk Factors

You should be particularly aware of the inherent risks associated with our business plan. These risks include but are not limited to:

If we do not obtain additional financing, our business will fail

Our current operating funds are less than necessary to complete the development and exploration of the Long Canyon Property, and therefore we will need to obtain additional financing in order to complete our business plan. As of October 31, 2001, we had cash in the amount of $506 and owed $77,353 in liabilities, including $60,841 to our President, Mr. Mario Aiello. Our business plan calls for significant expenses in connection with the exploration of the Long Canyon Property. In addition, we will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance that we will be able to find such financing if required. Additional financing will be subject to a number of factors, including market prices for any minerals found, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We believe the only realistic source of future funds presently available to us is through related-party loans and the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other alternative for the financing of further exploration would be through our sale of an interest in our property to another party, which is not presently contemplated.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have not even begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. We were incorporated in December 1998 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues to date. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completion of our first exploration phase on the Long Canyon Property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the exploration and development of our mineral claims, we will not be able to achieve profitability or continue operations.

Because management has only limited experience in mineral exploration, the business has a higher risk of failure.

Our management, while experienced in business operations, has only limited experience in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and development of our mineral property.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We cannot provide any assurance that our mineral claim contains commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our mineral property may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we discover commercial reserves of precious or base metals on our mineral property, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to do so.

If we do not obtain clear title to our mineral claim, our business may fail.

While we have obtained a geological report with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Our mining property has not been surveyed and therefore, the precise location and area of the property may be in doubt.

Because market factors in the mining business are largely out of our control, we may not be able to market any ore that may be found.

The mining industry, in general, is intensively competitive and we can provide no assurance that even if commercial quantities of ore are discovered that a ready market will exist for the sale of any ore found. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected.

There are several governmental regulations that may materially restrict our use and development of ore. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring or developing ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Because Mario Aiello, our president and a director, owns approximately 52% of our outstanding common stock, he will control and make corporate decisions that may be disadvantageous to other minority shareholders.

Mr. Mario Aiello owns approximately 52% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations and the sale of all, or substantially all, of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Aiello may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because management has only limited experience in mineral exploration, our business has a higher risk of failure.

Our management, while experienced in business operations, has only limited experience in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and development of our mineral property.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

If a market for our common stock develops, our stock price may be volatile.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

     (1)   actual or anticipated variations in our results of operations;
     (2)   our ability or inability to generate new revenues;
     (3)   increased competition; and
     (4)   conditions and trends in the mining industry.

Further, if our common stock is traded on the NASD OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Environmental Laws

The exploration programs that we intend to conduct will be subject to national, state and local regulations regarding environmental considerations. Most operations involving exploration activities are subject to existing requirements relating to exploration and mining procedures, reclamation, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls. All requirements imposed by such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. However, at this time, we are in the exploration stage with respect to our sole property interest and do not anticipate preparing environmental impact statements or assessments until such time as the Long Canyon Property proves to be commercially feasible, of which there is no assurance.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

                     ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 200 - 675 West Hastings Street, Vancouver, British Columbia, Canada.

Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial. Management considers our current principal office space arrangement adequate until such time as we commence exploration on the Long Canyon Property.

                         ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

            ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended October 31, 2001, there were no submissions of matters to a vote of security holders.


                                   PART II

        ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We have filed an application to have our shares of common stock quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

As of the date of this filing, there is no public market for our securities. We currently have 323 shareholders of record. We have paid no cash dividends and have no outstanding warrants or options. We have no plans to register any of our securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

Recent Sales of Unregistered Securities

We issued 2,500,000 shares of common stock to Mr. Clive Brookes, our former president and a former director, at a deemed price of $0.001 per share on February 25, 1999. These shares were issued to Mr. Brookes as compensation for management services he provided to us. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

We completed an offering of 2,500,000 shares of our common stock at a price of $0.001 per share to a total of seven purchasers on March 2, 1999. Of these shares, 1,000,000 were sold to two individuals who were our directors at the time. Both have subsequently resigned. The total amount received from this offering was $2,500. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

We completed an offering of 93,500 shares of our common stock at a price of $0.10 per share to a total of 33 purchasers on March 2, 1999 pursuant to Rule 504 of Regulation D of the Securities Act. The total amount received from this offering was $9,350. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

On March 24, 1999, we issued 250,000 shares of our common stock at a deemed price of $0.001 per share to Mr. Douglas Baker, the original optionor of the Long Canyon Property. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

On January 29, 2001, we issued 10,000 shares of common stock at a deemed price of $0.10 per share to Mr. Jaak Olesk pursuant to our acquisition of all of the issued and outstanding shares of Dollar Maker, Inc. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

       ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to raise the funds necessary to proceed with Phase I of the recommended exploration program on the Long Canyon Property. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund Phase I of the exploration program. We do not have any arrangements in place for future equity financing.

If we do not secure additional financing, we will not be able to complete Phase I of our proposed exploration program or meet our obligations to Anderson under the Agreement to expend $10,000 on exploration of the Long Canyon Property by August 30, 2002. In addition, we would not be able to meet our obligation to Anderson under the Agreement to make a cash payment of $5,000 by June 1, 2002. In the event that we are unable to obtain sufficient financing in this regard, we will be required to abandon the Option and lose all rights to the Long Canyon Property.

Based on positive results from the phase one program, we will attempt to raise the funds necessary to conduct phase two. We expect to raise this money through the private sale of our securities by way of a private placement.

If we are unable to raise the necessary funds for any of the phases, we may consider entering into a joint venture partnership to provide the required funding to develop the Long Canyon Property. We have not undertaken any efforts to locate a joint venture partner. If we entered into a joint venture arrangement, we would likely have to transfer a percentage of our interest in the Long Canyon Property to the joint venture partner.

We may pursue the acquisition of interests in alternate mineral properties in the event of termination of the Agreement with Anderson.

Results of Operations

We have had no operating revenues since our incorporation on December 30, 1998. Our activities have been financed from the proceeds of share subscriptions. Since our incorporation, we have raised a total of $11,850 from private offerings of our securities. In addition, our president, Mario Aiello, has loan a total of $60,841 to us. We have used $15,841 of this amount for general operating expenses. The remaining $45,000 was used to complete our merger agreement with Dollar Maker, Inc. Of the $60,841 that we owe to Mr. Aiello, $45,000 bears interest at a rate of 8% per year and is payable on demand. The balance is also payable on demand, but bears no interest.

For the period from December 30, 1998 to October 31, 2001, we incurred bank charges of $215, interest expenses of $3,570 due to Mr. Aiello pursuant to the above-noted loan arrangement, $7,026 for general office costs, $9,350 for option payments and exploration expenditures relating to the Long Canyon property, $23,786 for legal and accounting fees, and $2,500 for consulting fees. These consulting fees were paid to Mr. Clive Brookes, our former president, through the issuance of 2,500,000 shares of our common stock at a deemed price of $0.001 per share.

At October 31, 2001, we had cash on hand of $506, accounts payable of $77,353, including the $60,841 in loans payable to Mr. Aiello.


                         ITEM 7: FINANCIAL STATEMENTS



                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                           OCTOBER 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                  AUDITORS' REPORT




To the Directors
Infinex Ventures, Inc.
(An exploration stage company)


We have audited the balance sheet of Infinex Ventures, Inc. (an exploration stage company) as at October 31, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $46,447 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.


Vancouver, B.C.                                           /s/ Morgan & Company

December 4, 2001                                          Chartered Accountants

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

BALANCE SHEETS

                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------
                                                                OCTOBER 31
                                                          2001              2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                             $       506     $        15

Mineral Property Interest (Note 3)                         -               -
                                                    ---------------------------
                                                    $       506     $        15
===============================================================================

LIABILITIES

Current
   Accounts payable and accrued liabilities         $    16,512     $     4,513
   Loans payable (Note 4)                                60,841            -
                                                    ---------------------------
                                                         77,353           4,513
                                                    ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     75,000,000 common shares,
     par value $0.001 per share

   Issued and outstanding:
     5,353,500 common shares                              5,353           5,343

   Additional paid-in capital                              -              9,257

Deficit Accumulated During The Exploration Stage        (82,200)        (19,098)
                                                    ---------------------------
                                                        (76,847)         (4,498)
                                                    ---------------------------

                                                    $       506     $        15
===============================================================================

Approved by the Directors:



/s/ Mario Aiello                            /s/ Earl Hope
------------------------------------        ------------------------------------

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

                        STATEMENTS OF LOSS AND DEFICIT
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------
                                                                                          INCEPTION
                                                                                         DECEMBER 30
                                                                                           1998 TO
                                                               YEARS ENDED OCTOBER 31     OCTOBER 31
                                                                 2001          2000          2001
-----------------------------------------------------------------------------------------------------
Expenses
   Bank charges                                               $        50   $        76   $       215
   Consulting                                                        -             -            2,500
   Interest                                                         3,570          -            3,570
   Office facilities and sundry                                     4,156         1,370         7,026
   Mineral property option payments and exploration
    expenditures                                                    1,500         1,100         9,350
   Professional fees                                               18,073         5,713        23,786
                                                              ---------------------------------------
Net Loss For The Year                                              27,349         8,259        46,447

Deficit Accumulated During The Exploration Stage,
  Beginning Of Year                                                19,098        10,839          -

Excess Of Consideration Paid For Dollar Maker, Inc.
  In Excess Of Additional Paid-In Capital At The
  Date Of The Transaction                                          35,753          -           35,753
                                                              ---------------------------------------

Deficit Accumulated During The Exploration Stage,
  End Of Year                                                 $    82,200   $    19,098   $    82,200
=====================================================================================================

Net Loss Per Share                                            $      0.01   $      0.01
=======================================================================================

Weighted Average Number Of Shares Outstanding                   5,351,034     5,343,500
=======================================================================================

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

                           STATEMENTS OF CASH FLOWS
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------
                                                                                          INCEPTION
                                                                                         DECEMBER 30
                                                                                           1998 TO
                                                               YEARS ENDED OCTOBER 31     OCTOBER 31
                                                                 2001          2000          2001
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the year                                      $   (27,349)  $    (8,259)  $   (46,447)

Adjustments To Reconcile Net Loss To Net Cash
 Used By Operating Activities
   Stock issued for other than cash                                  -             -              250
   Change in accounts payable and accrued liabilities              11,999         3,513        16,512
   Change in loans payable                                         60,841          -           60,841
                                                              ---------------------------------------
                                                                   45,491        (4,746)       31,156
                                                              ---------------------------------------

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.                                  (45,000)         -          (45,000)
                                                              ---------------------------------------

Cash Flows From Financing Activity
   Share capital issued                                              -             -           14,350
                                                              ---------------------------------------

Increase (Decrease) In Cash                                           491        (4,746)          506

Cash, Beginning Of Year                                                15         4,761          -
                                                              ---------------------------------------

Cash, End Of Year                                             $       506   $        15   $       506
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

   Common shares issued pursuant to mineral property
     option agreement                                         $      -      $      -      $       250
   Common shares issued pursuant to acquisition
     agreement                                                      1,000          -            1,000
=====================================================================================================

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                               OCTOBER 31, 2001
                           (Stated in U.S. Dollars)

                                                   Common Stock
                                   -----------------------------------------------
                                                                     Additional
                                                                      Paid-in
                                       Shares          Amount         Capital          Deficit        Total
                                   -----------------------------------------------------------------------------
Shares issued for services
   at $0.001                       2,500,000       $     2,500     $       -       $       -       $     2,500

Shares issued for cash
   at $0.001                       2,500,000             2,500             -               -             2,500

Shares issued for mineral
 property option at $0.001           250,000               250             -               -               250

Shares issued for cash
   at $0.10                           93,500                93            9,257            -             9,350

Net loss for the period                 -                 -                -            (10,839)       (10,839)
                                   ---------------------------------------------------------------------------
Balance, October 31, 1999          5,343,500             5,343            9,257         (10,839)         3,761

Net loss for the period                 -                 -                -             (8,259)        (8,259)
                                   ---------------------------------------------------------------------------

Balance, October 31, 2000          5,343,500             5,343            9,257         (19,098)        (4,498)

Shares issued for acquisition
 of Dollar Maker, Inc. at $0.10       10,000                10              990            -             1,000

Excess of consideration paid
 for Dollar Maker, Inc. in
 excess of additional paid-in
 capital at the date of the
 transaction                            -                 -             (10,247)        (35,753)       (46,000)

Net loss for the year                   -                 -                -            (27,349)       (27,349)
                                   ---------------------------------------------------------------------------

Balance, October 31, 2001          5,353,500       $     5,353     $       -       $    (82,200)   $   (76,847)
                                   ===========================================================================

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                          OCTOBER 31, 2001 AND 2000
                           (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

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

     c)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $46,447 for the period from December 30, 1998 (inception) to October 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     d)   Agreement and Plan of Merger

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

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                          OCTOBER 31, 2001 AND 2000
                           (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS (Continued)

     d)   Agreement and Plan of Merger (Continued)

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

          The $46,000 acquisition cost was treated, for accounting purposes, as a reduction of the additional paid in capital at the date of the transaction with the excess charged to deficit, and not as goodwill as the nature of the transaction was to allow Infinex Ventures, Inc. to report under the Act by way of reorganization.


2.   SIGNIFICANT ACCOUNTING POLICIES

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

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                          OCTOBER 31, 2001 AND 2000
                           (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     e)   Loss Per Share

          Loss per share is calculated based on the weighted average number of common shares outstanding during the period.


3.   MINERAL PROPERTY

     The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

     a)   The issuance of 250,000 common shares (issued).

                            INFINEX VENTURES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                          OCTOBER 31, 2001 AND 2000
                           (Stated in U.S. Dollars)


3.   MINERAL PROPERTY (Continued)

     b)   Cash payments totalling $200,000 payable as follows:

            i)   $5,000 on execution of the agreement (paid);
           ii)   $5,000 by June 1, 2002;
          iii)   $25,000 by June 1, 2003;
           iv)   $35,000 on June 1, 2004;
            v)   $55,000 on June 1, 2005;
           vi)   $75,000 on June 1, 2006.

     c)   Exploration expenditures totalling $100,000 to be incurred as follows:

            i)   $10,000 by August 30, 2002;
           ii)   an additional $40,000 by August 30, 2003;
          iii)   a further $50,000 by August 30, 2004.


4.   LOANS PAYABLE

                                                          2001         2000
                                                      -------------------------

     Repayable on demand with interest at 8%
         per annum                                    $   45,000     $     -
     Repayable on demand without interest                 15,841           -
                                                      -------------------------

                                                      $   60,841     $     -
                                                      =========================


5.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

       ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                    Age   Position with Registrant   Served as a Director or
                                                              Officer Since

Mario Aiello             52   President, treasurer and   November 10, 2000
                               director
Athanasios Tom Raptis    44   Director                   November 10, 2000
Earl W. Hope             61   Director                   November 10, 2000
Gregory S. Yanke         32   Secretary                  November 10, 2000

The following is a biographical summary of our directors and officers:

MARIO C. AIELLO has 17 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing share-listing status for more than 25 of them, both on U.S. and Canadian exchanges. For the past 10 years, he has been President and Director of MCA Equities Ltd., a consulting company providing management and administrative advice and assistance to private and public companies in both Canada and the United States. He has been active in business development in various regions of China for the last three years. He was responsible for evaluating different business opportunities and was instrumental in negotiating a number of joint ventures for Chinese corporate entities.

ATHANASIOS TOM RAPTIS, a West Vancouver, B.C. entrepreneur, has 10 years experience in the exploration and development of mineral properties. From November 1999 to the present, Mr. Raptis has been a corporate communications consultant for Whytecliff Capital Corp. In addition, he is a self-employed geological and mining consultant, and in this capacity has been responsible for structuring and supervising the development of mining infrastructures and operations. From January, 1994 to September, 1999, he was a geological and mining consultant for Consolidated Silver Tusk Mines Ltd. In the last four years he has completed the construction of a gold/silver production mill in Lompon, Sumatra, Indonesia. He is presently overseeing the further development of this production facility.

EARL W. HOPE has acted as a consultant for St. Elias Mines Ltd. in the area of finance, investor and shareholder relations since June 2000. Mr. Hope has experience with private and public traded companies. He spent 29 years as an account executive with several national and international securities firms such as Midland Walwyn Inc., West Coast Securities Ltd. and Canaccord Capital Inc. His duties and responsibilities in this capacity included: customer service, initial public offerings and market underwritings. Mr. Hope has completed the Canadian Securities Course, the Series 62 US Corporate Securities Limited Representative License and Series 63 Uniform Securities and Agent State Law Exam. His employment over the past five years is as follows: from March, 1999 to April, 2000, an investor relations consultant with Metroplus Communications; from November, 1998 to February, 1999, an investor relations consultant with Weatheral Manufacturing; from January, 1998 to October, 1998, a stock broker with Wolverton Securities Ltd.; from March, 1993 to December, 1997, a stock broker with Canaccord Capital Corp.

GREGORY S. YANKE, has been a self-employed securities lawyer and principal of Gregory S. Yanke Law Corporation since February 2000. From May 1996 to February 2000, he was employed as an associate lawyer with Beruschi & Company, Barristers and Solicitors, a Vancouver, Canada based law firm that practices securities and corporate law. Mr. Yanke is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law (1994). He is a member in good standing with the Law Society of British Columbia. Mr. Yanke currently acts as a director of Surforama.com, Inc., a United States reporting company. He is also corporate secretary of LMX Resources Ltd., Randsburg International Gold Corp., Alberta Star Mining Corp., and Candorado Operating Company Ltd., all of which are British Columbia and Alberta reporting companies.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

                         ITEM 10: EXECUTIVE COMPENSATION

Officers and Directors

We did not pay any remuneration to our directors or officers during the fiscal year ended October 31, 2001. We have no agreement with our officers and directors regarding compensation for their services other than Greg Yanke, our secretary. Mr. Yanke's law firm, of which he is principal, provides legal services to us from time to time at a standard hourly rate.

Incentive Stock Options

There are no stock options to purchase our securities outstanding.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 25, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers of Infinex as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                         NAME OF                 SHARES OF
TITLE OF CLASS      BENEFICIAL OWNER           COMMON STOCK   PERCENT OF CLASS

Common               Mario C. Aiello             2,760,000         51.65%

Common               Gregory S. Yanke                1,000           .01%

Common               Athanasios Tom Raptis               0             0%

Common               Earl W. Hope                        0             0%

DIRECTORS AND
OFFICERS AS A
GROUP                                            2,761,000         51.67%

         ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our president, Mario Aiello, has loan a total of $60,841 to us. We have used $15,841 of this amount for general operating expenses. The remaining $45,000 was used to complete our merger agreement with Dollar Maker, Inc. Of the $60,841 that we owe to Mr. Aiello, $45,000 bears interest at a rate of 8% per year and is payable on demand. The balance is also payable on demand, but bears no interest.

We have an agreement with Greg Yanke, our secretary, whereby his law firm, of which he is principal, provides legal services to us from time to time at a standard hourly rate. To date, Mr. Yanke has not rendered any accounts to us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

Exhibits
--------

1   Agreement and Plan of Merger dated as of November
    14, 2000, between Dollar Maker, Inc. and Infinex
    Ventures, Inc. *

2   Articles of Incorporation of Infinex Ventures, Inc.
    as amended. *

3   By-Laws of Infinex Ventures, Inc. *


* incorporated by reference from our Form 8K12G3 that was originally filed with the commission on June 5, 2001.

                                    SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Infinex Ventures, Inc.


By   /s/ Mario Aiello
     --------------------------
     Mario Aiello
     President, Secretary & Director
     Date: January 28, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Mario Aiello
     --------------------------
     Mario Aiello
     President, Secretary & Director
     Date: January 28, 2002


By   /s/ Athanasios Tom Raptis
     --------------------------
     Athanasios Tom Raptis
     Director
     Date: January 28, 2002

By   /s/ Earl Hope
     --------------------------
     Earl Hope
     Director
     Date: January 28, 2002