Form 10QSB
period 2002-01-31
INFINEX VENTURES INC
filed 2002-03-07
CIK 1076310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended January 31, 2002.

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the transition period                    to
                                    -------------------   -------------------

          Commission File Number     0-29431
                                -------------------


                             INFINEX VENTURES, INC.
       ----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


      Nevada                                                 52-2151795
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada                          V6B 1N2
------------------------------------------          --------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:          604-682-8468
                                                    --------------------------

                                           None
       ----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


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

PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2002 are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                JANUARY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                      JANUARY 31     OCTOBER 31
                                                         2002           2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $       524   $       506

Mineral Property Interest (Note 4)                           -             -
                                                      -------------------------
                                                      $       524   $       506
================================================================================

LIABILITIES

Current
   Accounts payable                                   $    17,060   $    16,512
   Loans payable                                           67,041        60,841
                                                      -------------------------
                                                           84,101        77,353
                                                      -------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
    75,000,000 common shares, par value
     $0.001 per share

   Issued and outstanding:
    5,353,500 common shares at January 31, 2002
     and October 31, 2001                                   5,353         5,353

Additional paid-in capital                                   -             -

Deficit Accumulated During The Exploration Stage          (88,930)      (82,200)
                                                      -------------------------
                                                          (83,577)      (76,847)
                                                      -------------------------

                                                      $       524   $       506
================================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                       DECEMBER 30
                                                                              THREE MONTHS ENDED         1998 TO
                                                                                   JANUARY 31           JANUARY 31
                                                                             2002           2001           2002
-------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges                                                           $       53     $       52     $      268
   Consulting                                                                   -              -             2,500
   Interest                                                                      980           -             4,550
   Office facilities and sundry                                                 -             1,256          7,026
   Mineral property option payments and exploration expenditures                -              -             9,350
   Professional fees                                                           5,697          8,276         29,483
                                                                          ----------------------------------------
Net Loss For The Period                                                        6,730          9,584         53,177

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period                                                  82,200         13,848           -

Excess Of Consideration Paid For Dollar Maker,
  Inc. In Excess Of Additional Paid In
  Capital At The Date Of The Transaction                                        -            35,753         35,753

Deficit Accumulated During The Exploration
  Stage, End Of Period                                                    $   88,930     $   59,185     $   88,930
==================================================================================================================

Net Loss Per Share                                                        $   (0.001)    $   (0.002)
===================================================================================================

Weighted Average Number Of Shares Outstanding                              5,353,500      5,343,717
===================================================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                        INCEPTION
                                                                                                       DECEMBER 30
                                                                              THREE MONTHS ENDED         1998 TO
                                                                                   JANUARY 31           JANUARY 31
                                                                             2002           2001           2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                                                $   (6,730)    $   (9,584)    $  (53,177)

Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Stock issued for other than cash                                           -              -               250
     Change in accounts payable                                                  548            774         17,060
     Change in loans payable                                                   6,200         55,189         67,041
                                                                          ----------------------------------------
                                                                                  18         46,379         31,174
                                                                          ----------------------------------------

Cash Flows From Investing Activity
   Investment in Dollar Maker, Inc.                                             -           (45,000)       (45,000)
                                                                          ----------------------------------------

Cash Flows From Financing Activity
   Share capital issued                                                         -              -            14,350
                                                                          ----------------------------------------

Increase (Decrease) In Cash                                                       18          1,379            524

Cash, Beginning Of Period                                                        506             15           -
                                                                          ----------------------------------------

Cash, End Of Period                                                       $      524     $    1,394     $      524
==================================================================================================================


Supplemental Disclosure Of Non-Cash Financing
  And Investing Activities

   Common shares issued pursuant to mineral
     property option agreement                                            $     -        $     -        $      250

   Common shares issued pursuant to acquisition
     agreement                                                                  -             1,000          1,000
==================================================================================================================

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of January 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2001 audited financial statements and notes thereto.

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $88,930 for the period from December 30, 1998 (inception) to January 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

     a)   Mineral Property Option Payments and Exploration Costs

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

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.   MINERAL PROPERTY INTEREST

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

     c)   Exploration expenditures totalling $100,000 to be incurred as follows:

          i)     $10,000 by August 30, 2002;
          ii)    an additional $40,000 by August 30, 2003;
          iii)   a further $50,000 by August 30, 2004.

                             INFINEX VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.   LOANS PAYABLE

                                                         JANUARY 31  OCTOBER 31
                                                            2002        2001
                                                        ------------------------

     Repayable on demand with interest at 8% per annum  $   45,000   $   45,000
     Repayable on demand without interest                   22,041       15,841
                                                        -----------------------
                                                        $   67,041   $   60,841
                                                        =======================

6.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

      The Company did not issue any securities during the quarter ended January 31, 2002.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      On December 30, 2001, in accordance with the Company's bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting of the coming. Mario Aiello, Earl Hope and Athanasios Tom Raptis were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving the Company's financial statements for the most recently completed fiscal year, the re-appointment of Morgan & Company, Chartered Accountants as the Company's auditor and all acts of the directors and officers of the Company since the date of the Company's last Annual General Meeting.

Item 5. Other Information

      None.

Item 6. Exhibits and Report on Form 8-K

      None.

There were no reports filed on Form 8-K during the three month period ended January 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Infinex Ventures, Inc.

                                /s/ Mario Aiello
                                ------------------------------
                                Mario Aiello, President