Form 10QSB
period 2002-04-30
INFINEX VENTURES INC
filed 2002-05-30
CIK 1076310

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended April 30, 2002.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                 to
                                  ----------------   ----------------

        Commission File Number   0-29431
                              --------------


                               INFINEX VENTURES, INC.
--------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         52-2151795
--------------------------------------    --------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada                      V6B 1N2
--------------------------------------    --------------------------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:     604-682-8468
                                                 -------------------------------

                                        None
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,353,500 Shares of $0.001 par value Common Stock outstanding as of April 30, 2002.

                          PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2002 are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)


                                FINANCIAL STATEMENTS


                                   APRIL 30, 2002
                                     (Unaudited)
                             (Stated in U.S. Dollars)

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                                    BALANCE SHEET
                                     (Unaudited)
                             (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                      APRIL 30     OCTOBER 31
                                                        2002          2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $        22   $       506

Mineral Property Interest (Note 4)                           -             -
                                                      -------------------------
                                                      $        22   $       506
================================================================================

LIABILITIES

Current
   Accounts payable                                   $    16,888   $    16,512
   Loans payable                                           67,541        60,841
                                                      -------------------------
                                                           84,429        77,353
                                                      -------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
     75,000,000 common shares, par value $0.001 per share

   Issued and Outstanding:
     5,353,500 common shares at April 30, 2002 and
       October 31, 2001                                     5,353         5,353

Additional paid in capital                                   -             -

Deficit Accumulated During The Exploration Stage          (89,760)      (82,200)
                                                      -------------------------
                                                          (84,407)      (76,847)
                                                      -------------------------

                                                      $        22   $       506
================================================================================

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                           STATEMENT OF LOSS AND DEFICIT
                                     (Unaudited)
                             (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                                         INCEPTION
                                                                                                        DECEMBER 30
                                           THREE MONTHS ENDED                 SIX MONTHS ENDED             1998 TO
                                                APRIL 30                          APRIL 30                 APRIL 30
                                         2002             2001             2002             2001             2002
---------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges                      $        22      $        17      $        75      $        69      $       290
   Consulting                               -                -                -                -               2,500
   Interest                                  950            1,756            1,930            1,756            5,500
   Office facilities and sundry              658               62              658            1,318            7,684
   Mineral property option
     payments and exploration
     expenditures                           -                -                -                -               9,350
   Professional fees                        (800)           1,172            4,897            9,448           28,683
                                     -------------------------------------------------------------------------------
Net Loss For The Period                      830            3,007            7,560           12,591           54,007

Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period                     88,930           64,435           82,200           19,098             -

Excess Of Consideration
  Paid For Dollar Maker, Inc.
  In Excess Of Additional Paid
  In Capital At The Date Of The
  Transaction                               -                -                -              35,753           35,753
                                     -------------------------------------------------------------------------------

Deficit Accumulated During The
  Exploration Stage, End Of Period   $    89,760      $    67,442      $    89,760      $    67,442      $    89,760
====================================================================================================================

Net Loss Per Share                   $    (0.001)     $    (0.001)     $    (0.001)     $    (0.002)
===================================================================================================

Weighted Average Number
  Of Shares Outstanding                5,353,500        5,343,500        5,353,500        5,348,528
===================================================================================================

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)
                             (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                                         INCEPTION
                                                                                                        DECEMBER 30
                                           THREE MONTHS ENDED                 SIX MONTHS ENDED             1998 TO
                                                APRIL 30                          APRIL 30                 APRIL 30
                                         2002             2001             2002             2001             2002
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period           $      (830)     $    (3,007)     $    (7,560)     $   (12,591)     $   (54,007)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating Activities
   Stock issued for other than cash         -                -                -                -                 250
   Change in accounts payable and
     accrued liabilities                    (172)             376           16,888            2,832            3,606
   Change in loans payable                   500             -               6,700           55,189           67,541
                                     -------------------------------------------------------------------------------
                                            (502)            (175)            (484)          46,204           30,672
                                     -------------------------------------------------------------------------------

Cash Flows From Investing Activity
   Investment in Dollar Maker, Inc.         -                -                -             (45,000)         (45,000)
                                     -------------------------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                     -                -                -                -              14,350
                                     -------------------------------------------------------------------------------

Increase (Decrease) In Cash                 (502)            (175)            (484)           1,204               22

Cash, Beginning Of Period                    524            1,394              506               15             -
                                     -------------------------------------------------------------------------------

Cash, End Of Period                  $        22      $     1,219      $        22      $     1,219      $        22
====================================================================================================================

Supplemental Disclosure Of Non-Cash
  Financing And Investing Activities:

   Common shares issued pursuant to
   mineral property option agreement $      -         $      -         $      -         $      -         $       250
   Common shares issued pursuant to
   acquisition agreement                    -                -                -               1,000            1,000
====================================================================================================================

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                   APRIL 30, 2002
                                     (Unaudited)
                             (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of April 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2001 audited financial statements and notes thereto.

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $89,760 for the period from December 30, 1998 (inception) to April 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                   APRIL 30, 2002
                                     (Unaudited)
                             (Stated in U.S. Dollars)



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

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                   APRIL 30, 2002
                                     (Unaudited)
                             (Stated in U.S. Dollars)



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

     c)   Exploration expenditures totalling $100,000 to be incurred as follows:

          i)     $10,000 by August 30, 2002;
          ii)    an additional $40,000 by August 30, 2003;
          iii)   a further $50,000 by August 30, 2004.

                               INFINEX VENTURES, INC.
                           (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                                   APRIL 30, 2002
                                     (Unaudited)
                             (Stated in U.S. Dollars)



5.   LOANS PAYABLE

                                                         APRIL 30   OCTOBER 31
                                                           2002        2001
                                                        -----------------------
     Repayable on demand with interest at 8% per annum   $   45,000  $   45,000
     Repayable on demand without interest                    22,541      15,841
                                                         ----------------------
                                                         $   67,541  $   60,841
                                                         ======================

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

The Company has also retained a market maker to sponsor its 15c211 application with the National Association of Securities Dealers. Such application was approved and the Company shares were quoted and started trading on the OTC Bulletin Board during the quarter ended April 30, 2002.

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

Item 2. Changes in Securities

        The Company did not issue any securities during the quarter ended April 30, 2002.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Report on Form 8-K

        None.


There were no reports filed on Form 8-K during the three month period ended April 30, 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Infinex Ventures, Inc.

                           /s/ Mario Aiello
                       ------------------------------
                           Mario Aiello
                           President