Form 10QSB
period 2002-07-31
INFINEX VENTURES INC
filed 2002-08-21
CIK 1076310

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2002.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                   to
                                  -----------------    -----------------

        Commission File Number   0-29431
                              -----------------


                            INFINEX VENTURES, INC.
--------------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


        Nevada                                              52-2151795
----------------------------------            ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
------------------------------


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada                         V6B 1N2
------------------------------------------    ----------------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:     604-682-8468
                                                -------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,353,500 Shares of $0.001 par value Common Stock outstanding as of July 31, 2002.

                     PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July31, 2002 are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                          FINANCIAL STATEMENTS

                              JULY 31, 2002
                               (Unaudited)
                         (Stated in U.S. Dollars)

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                             BALANCE SHEET
                              (Unaudited)
                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                         JULY 31   OCTOBER 31
                                                           2002        2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $     2,654   $       506

Mineral Property Interest (Note 4)                           -             -
                                                      -------------------------
                                                      $     2,654   $       506
===============================================================================

LIABILITIES

Current
   Accounts payable                                   $    13,219   $    16,512
   Loans payable                                           77,141        60,841
                                                      -------------------------
                                                           90,360        77,353

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
     75,000,000 common shares, par value $0.001 per share

   Issued and Outstanding:
     5,353,500 common shares at July 31, 2002 and
       October 31, 2001                                     5,353         5,353

   Additional paid in capital                                -             -

Deficit Accumulated During The Exploration Stage          (93,059)      (82,200)
                                                      -------------------------
                                                          (87,706)      (76,847)
                                                      -------------------------

                                                      $     2,654   $       506
===============================================================================

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                     STATEMENT OF LOSS AND DEFICIT
                             (Unaudited)
                      (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                      INCEPTION
                                                                                                     DECEMBER 30
                                          THREE MONTHS ENDED               NINE MONTHS ENDED           1998 TO
                                                JULY 31                          JULY 31               JULY 31
                                         2002            2001            2002            2001            2002
-------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges                       $          22   $          19   $          97   $          88   $         312
   Consulting                                  -               -               -               -              2,500
   Interest                                     980             907           2,910           2,663           6,480
   Office facilities and sundry                 259           1,832             917           3,150           7,943
   Mineral property option payments
    and exploration expenditures              2,100            -              2,100            -             11,450
   Professional fees                            (62)          2,876           4,835          12,324          28,621
                                      -----------------------------------------------------------------------------
Net Loss For The Period                       3,299           5,634          10,859          18,225          57,306

Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period                        89,760          67,442          82,200          19,098            -

Excess Of Consideration
  Paid For Dollar Maker, Inc.
  In Excess Of Additional Paid
  In Capital At The Date
  Of The Transaction                           -               -               -             35,753          35,753
                                      -----------------------------------------------------------------------------

Deficit Accumulated During
  The Exploration Stage,
  End Of Period                       $      93,059   $      73,076   $      93,059   $      73,076   $      93,059
===================================================================================================================

Net Loss Per Share                    $      (0.001)  $      (0.001)  $      (0.002)  $      (0.003)
===================================================================================================

Weighted Average Number
  Of Shares Outstanding                   5,353,500       5,343,500       5,353,500       5,351,354
===================================================================================================

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                        STATEMENT OF CASH FLOWS
                             (Unaudited)
                      (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                      INCEPTION
                                                                                                     DECEMBER 30
                                          THREE MONTHS ENDED               NINE MONTHS ENDED           1998 TO
                                                JULY 31                          JULY 31               JULY 31
                                         2002            2001            2002            2001            2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period            $      (3,299)  $      (5,634)  $     (10,859)  $     (18,225)  $     (57,306)

Adjustments To Reconcile Net Loss
  To Net Cash Used By Operating
  Activities
   Stock issued for other than cash            -               -               -               -                250
   Change in accounts payable and
    accrued liabilities                      (3,669)          4,698          (3,293)          8,304          13,219
   Change in loans payable                    9,600            -             16,300          55,189          77,141
                                      -----------------------------------------------------------------------------
                                              2,632            (936)          2,148          45,268          33,304
                                      -----------------------------------------------------------------------------

Cash Flows From Investing Activity
   Investment in Dollar Maker, Inc.            -               -               -            (45,000)        (45,000)
                                      -----------------------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                        -               -               -               -             14,350
                                      -----------------------------------------------------------------------------

Increase (Decrease) In Cash                   2,632            (936)          2,148             268           2,654

Cash, Beginning Of Period                        22           1,219             506              15            -
                                      -----------------------------------------------------------------------------

Cash, End Of Period                   $       2,654   $         283   $       2,654   $         283   $       2,654
===================================================================================================================


Supplemental Disclosure Of Non-Cash Financing And Investing Activities:

   Common shares issued pursuant
     to mineral property option
     agreement                        $        -      $        -      $        -      $        -      $         250
   Common shares issued pursuant
     to acquisition agreement                  -               -               -              1,000           1,000
===================================================================================================================

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                            JULY 31, 2002
                             (Unaudited)
                      (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited financial statements as of July 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2001 audited financial statements and notes thereto.


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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $93,059 for the period from December 30, 1998 (inception) to July 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                            JULY 31, 2002
                             (Unaudited)
                      (Stated in U.S. Dollars)


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

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                            JULY 31, 2002
                             (Unaudited)
                      (Stated in U.S. Dollars)


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

     b)   Cash payments totalling $200,000 payable as follows:

          i)     $5,000 on execution of the agreement (paid);
          ii)    $5,000 by June 1, 2004;
          iii)   $25,000 by June 1, 2005;
          iv)    $35,000 on June 1, 2006;
          v)     $55,000 on June 1, 2007;
          vi)    $75,000 on June 1, 2008.

     c)   Exploration expenditures totalling $100,000 to be incurred as follows:

          i)     $10,000 by August 30, 2004;
          ii)    an additional $40,000 by August 30, 2005;
          iii)   a further $50,000 by August 30, 2006.

                         INFINEX VENTURES, INC.
                     (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                            JULY 31, 2002
                             (Unaudited)
                      (Stated in U.S. Dollars)


5.   LOANS PAYABLE

                                                         JULY 31   OCTOBER 31
                                                          2002        2001
                                                        -----------------------
     Repayable on demand with interest at 8% per annum  $   45,000   $   45,000
     Repayable on demand without interest                   32,141       15,841
                                                        -----------------------
                                                        $   77,141   $   60,841
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

The Company has also retained a market maker to sponsor its 15c211 application with the National Association of Securities Dealers. The Company shares are quoted and traded under the trading symbol IFXV BB on the OTC Bulletin Board.

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

Item 2. Changes in Securities

        The Company did not issue any securities during the quarter ended July 31, 2002.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.
Item 6. Exhibits and Report on Form 8-K

        None.


There were no reports filed on Form 8-K during the three month period ended July 31,2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Infinex Ventures, Inc.

                       /s/ Mario Aiello
                       ------------------------------
                       Mario Aiello
                       President

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                         SARBANES-OXLEY ACT OF 2002



I, Earl Hope, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Infinex Ventures Inc. for the quarterly period ended July 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Infinex Ventures Inc.



                                             By:   Earl Hope
                                                  ----------------------------

                                             Name:   Earl Hope

                                             Title: President/Director

                                             Date:   August 21,2002



I, Gregory Yanke, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Infinex Ventures, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Infinex Ventures Inc.



                                             By:   Gregory Yanke
                                                  ----------------------------

                                             Name:   Gregory Yanke

                                             Title:   Secretary

                                             Date:   August 21, 2002.