Form 10KSB
period 2002-10-31
INFINEX VENTURES INC
filed 2003-02-11
CIK 1076310

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-32843

INFINEX VENTURES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	52-2151795
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 - 675 West Hastings Street
Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices)

(604) 682-8468
Registrant’s telephone number, including area code

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

Yes     X                     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes     X                     No _____

State issuer’s revenues for its most recent fiscal year:       Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$5,444,250 as at October 31, 2002

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

            5,353,500

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Organization

We were organized as a Nevada corporation on December 30, 1998 for the purpose of acquiring and exploring mineral properties. In 2002, we decided to abandon our business plan relating to our interest in the Long Canyon property and entered into an agreement to acquire certain nanotechnology patents and related assets.

Pursuant to an Agreement and Plan of Merger dated November 14, 2000, between Dollar Maker, Inc. (“Dollar Maker”), a Nevada corporation, and us, we acquired all of the issued and outstanding shares of Dollar Maker in exchange for 10,000 shares of our restricted common stock and $45,000. This transaction resulted in Infinex Ventures, Inc. being the surviving company.

Business of the Company

Pursuant to an Asset Purchase Agreement (the "Agreement") dated August 20, 2002 that we entered into with Nano World Projects Corporation (“Nano World”), a Delaware corporation, we have agreed to acquire from Nano World a series of patents and related assets and rights relating to Nano World’s dynamic thin laminar flow process. We will also acquire a 45% interest in Nano World’s Italian subsidiary, Nano World Projects Europe S.P.A. In consideration of these assets, we have agreed to issue to Nano World 2,200,000 shares of restricted common stock in our capital. As well, Nano World will retain a royalty equal to 3% of the gross revenues that we earn through the use of the patents. As of the date of this annual report, our agreement with Nano World has not closed. However, we are currently finalizing the documentation necessary to complete the Agreement.

The Industry

Nanotechnology is technology based on the manipulation of individual atoms and molecules to build structures to complex, atomic specifications. A nanometer is one billionth of a meter and is the unit of length that is generally most appropriate for describing the size of single molecules. Nanotechnology generally refers to utilization of component structures that are roughly the size of the smallest molecule. Devices with minimum feature sizes less than 100 nanometers are generally considered to be products of nanotechnology. The basis for nanotechnology is predicated largely on the fact that with respect to such small structures (a) the number of atoms at the surface is larger than the number of atoms in the bulk, and (b) the classical laws of physics are superceded by quantum mechanics. Examples of these phenomena can be found in catalytic converters, whose spongy structure has an enormous surface area, and in resonant tunneling transistors where electrons can literally tunnel through solid barriers.

Nanoscale related activities involve the purposeful manipulation of matter at the atomic level via the modalities of chemistry and macromachines (surface probe microscopy equipment). Nanotechnology is expected in the future to have fundamental impacts on a wide range of areas, interests and applications. Underway are applications in molecular computing, specialized materials with unusual properties, such as shape-changing alloys, synthetic "organic" compounds and superconductive semiconductors, custom gene construction on demand and ultra-miniaturized machinery on a cellular and subcellular scale.

The superior properties of "nanophase" materials (increased hardness, wear resistance, adhesion and slipperiness) are useful in the manufacture of special bondings, coatings, capsules, catalysts and plastics. The applications derived from these materials are diverse, including microelectronics, automotive components, business machines and even personal care products, such as sunscreens and cosmetics.

Operating at the atomic level, companies have constructed unique materials with properties superior to conventional materials. These nanophase materials are expected to be used to manufacture special bondings, coatings, capsules, catalysts and plastics with current commercial applications in microelectronics, automotive components, business machines, and even personal care products. This also encompasses a range of novel nanoscale materials such as organic crystals, high temperature superconductors, and shape changing alloys. Other areas are expected to include supramolecular chemistry, protein engineering, x-ray crystallography and limited aspects of biotechnology. These unusually assembled structures are expected to have unique behavioral properties with an increasing array of applications.

The use of complex molecular machines, known as assemblers, capable of reproducing themselves in large numbers and then gathering and positioning other atoms and molecules in desired constructions comprises molecular manufacturing. Almost any chemically stable and specifiable product can be manufactured to exact specifications and perfect quality with little or no waste.

IBM researchers are moving closer to designing computers with the tiniest features possible using a scanning tunneling microscope, or STM. IBM's nanoscale research is already yielding scientific insights into the behavior of very small structures that will allow them to shrink the features on integrated circuits in their computer designs. In the future, developments using STM technology may pave the way for circuits made from atomic or molecular components. Such circuits could be hundreds of times smaller than today's electronic circuits, allowing computer designers to put more processing power onto chips. That, in turn, could lead to smaller, faster, lower-power and even more portable computers.

The promise of nanotechnology has resulted in a proliferation of private and public initiatives designed to support its development. Non-profit organizations such as the Foresight Institute and the Nanotechnology Development Team are furthering nanotechnology education and many universities around the world have established specific programs for nanotechnology research.

The nanotechnology industry has seen a tremendous increase in players due to recent developments in scientific research. Due to the wide variety of potential applications of Nanotechnology as well as the diversity of streams from which it is developed, many companies are often developing markedly different products and services, from microchips to paint coatings to new industrial processes to biomedical products.

Nano World and the Dynamic Thin Laminar Flow Method

Pursuant to our Agreement with Nano World, we are purchasing patented technology known as the dynamic thin laminar flow ("DTLF") method. The DTLF method was invented in 1997 with the goal of rendering monolayer preparations compatible with industrial standards. A patent on the DTLF method was obtained in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries.

Upon completion of the Agreement, we will be engaged solely in research and development of the DTLF technology. We are not currently engaged in any commercial production or licensing of the DTLF technology. As a result, we have no revenues and expect to incur losses during the foreseeable future. The DTLF technology and our ability to commence commercial exploitation of the patents are subject to additional proof of process research and development. We expect we will incur substantial additional costs and expenses during the foreseeable future in connection with research and development and construction of prototype commercial equipment. The DTLF method is an unproven concept. We are in the process of constructing an automated prototype that is expected to produce films applicable to the filter industry. We cannot provide any guarantee that we will have a working prototype completed within any specific time frame.

The DTLF method places single monolayer molecules of nanoscopic particles one beside the other in a homogeneous, continuous thin film production. Large numbers of nanostructures linked together in a monolayer can facilitate larger scale actions such as a monolayer film that can function as a filter with the size of the pores controlled by the molecules that are utilized. Monolayers are abundant in nature, for example, in all human cells.

A key difficulty in producing monolayer films whose thickness is only a few nanometers is that they must be fabricated on a substrate whose surface corrugation is smaller than the size of a molecule. The prevalent methodology for producing such monolayer films has to date utilized the Langmuir-Blodgett method in which the molecularly-smooth water-air interface serves as a floating support for the molecular constituents of the film. The Langmuir-Blodgett method has been characterized as a single sheet, or single batch process, where production of each film is limited to single sheets and production of each new sheet requires starting the process over again. Although successful for research purposes, the Langmuir-Blodgett method is generally acknowledged as not commercially viable to the extent necessary to produce efficient, automated control nanostructure applications and products.

The DTLF method overcomes the limitations of the Langmuir-Blodgett method by producing monolayers in a homogeneous, continuous thin film. With the DTLF method, it is possible to produce monolayers of particles of either organic or inorganic material and apply them to either solid or liquid surfaces. The ultra thin monolayer films using the DTLF method places single molecules one beside the other in continuous sheets. The continuous production aspect distinguishes the DTLF method from single sheet monolayer production.

The DTLF technology is versatile and can accommodate a broad range of molecular qualities. For example, the use of various molecules in such monolayers can be controlled to obtain various conductivity qualities, isolator qualities, porous qualities and protective layer qualities.

The DTLF Method can also produce sheets to be used in multiple layer applications, where each constituent monolayer contains one or more of the foregoing distinct qualities. Such ultra thin films can vary in thickness from one nanometer to ten microns. The components of the DTLF method consist of mechanical and electrical elements, computer interfacing and software to control an elaborate feedback system. The mechanical system is expected to be relatively simple to build and does not require a high level of tolerance. However, the level of control of the parameters required to fabricate monolayer films is quite daunting as the surfaces that are in contact with the liquids must be perfectly clean. As well, the liquids and gas surrounding the films must be pure.

In addition, the precise amount of monolayer constituents and ancillary materials injected continuously into the system to obtain the desired properties of a given film must be controlled with a high degree of accuracy, and the temperature, humidity, and pressure within the monolayer films must also be controlled. A sophisticated monolayer film quality monitoring capability must therefore be devised that will activate a feedback electronic system that will modify the parameters of the system. Although we expect to develop or obtain these supplemental production instruments and components, there can be no assurance in this regard. The development of instrumentation will require significant research and development investments during the foreseeable future. There can be no assurance that any of our instrumentation will be successfully implemented or that it will provide a basis on which to successfully commercialize any of our products or applications.

Examples of research uses of monolayers are copious, including light emitting diodes, optical fiber fluorescence sensors, and optical second harmonic generation and photoelectric conversion optical interactions. In particular, one area of potential application for the DTLF method technology is in the area of filtration. Modern filters are mostly made in fibers randomly stacked on top of each other. We believe that the current construction of modern filter results in a considerable loss of efficiency. The filter expected to be produced using the DTLF method will be a membrane with a maximum density of pores, all having the same diameter. We expect the production process to be automated, thus providing for the consistency of quality. We believe that nanofilters produced using the DTLF method will provide a more efficient and effective filter for the following reasons: (1) a pre-determined filter diameter to ensure that all pores are equal; (2) In situ regeneration to facilitate easy elimination of dust using a simple back flow; (3) low costs of monolayer fabrication; (4) an exceptional flow rate due to maximum porosity and minimum thickness; and (5) a longer life because the increased number of pores per unit surface is expected to take longer to fill and the small mass of the nanofilter are expected to allow for the usage of several square meters.

We believe that given the nanofilter's performance in tests, the increased longevity of the nanofilter in white rooms, and the lightweight construction of the nanofilter, it will be primarily marketed towards the electronic industry, hospitals and aerospace companies. We believe that the nanofilter also has applications in the military for the prevention and blocking of viruses and other bacteriological matter.

We believe that the fabrication of monolayer films using a commercially viable technique has the potential of removing a bottleneck in nanotechnology in that it may enable mass production of parallel nanostructures that can be functionalized by a variety of means. The DTLF method combines features of the Langmuir-Blodgett method due to its theoretical ability to produce high quality monolayer films with a continuous, non-batch and fast methodology. The continuity of the DTLF method enables the system to potentially utilize highly efficient electronic feedback of all the parameters that control its operation with a substantially increased production rate relative to the Langmuir-Blodgett method.

Although we believe that nanofilters present a potential commercial application, there can be no assurance that we will realize profit from their production. Monolayer films are very weak mechanically in both lateral and transverse directions. It is possible, however, to strengthen the films in the transverse direction by sandwiching them in-between two supporting media and to strengthen them in the lateral direction by polymerizing of the constituent molecules. Exposure of the monolayer films to ambient conditions, be it temperature or humidity, may destroy them. Therefore, the constituent molecules must be carefully tailored for each specific application. Although the DTLF method is faster than the Langmuir-Blodgett method, it is much slower than most other commercial methods for fabrication of non-monolayer thin films. It is, therefore, necessary to identify viable niche areas where specialty monolayer filters can be competitive.

We do not intend to focus solely on nanofilter application and products based on the DTLF method technology. We intend to identify significant business opportunities where nanotechnology has the potential to play the pivotal role and to focus research and development efforts on such activities. Companies developing and marketing nanotechnology applications and products are expected to proliferate and the environment in which we operate is expected to become increasingly competitive.

We believe that the DTLF method has the potential to offer significant commercial advantages over existing monolayer fabrication methods, and in particular the well-accepted Langmuir Blodgett method. However, the DTLF method is still in research and development stage and has not yet been validated by a commercial prototype. The DTLF method requires substantial development to make it a viable technology. We expect that significant further investment is required to transform the DTLF method into a commercially practical technology, however, there can be no assurance of the availability of such capital at this time nor of commercially viable products, applications or services resulting from any expenditures of such capital.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

LIMITED OPERATING HISTORY

We have a limited operating history upon which an evaluation of our prospects can be made. We have only become involved in the nanotechnology sector within the past year. Our prospects must be considered speculative considering the risks, expenses and difficulties frequently encountered in an emerging industry. The development, marketing and sale of our proposed nanotechnology products involve significant business risks. There can be no assurance that unanticipated problems will not occur which would result in material delays in our product development and marketing, or that our efforts will result in successful product commercialization. There can be no assurance that we will be able to achieve profitable operations.

THE DTLF METHOD IS NEW AND UNPROVEN

Should the DTLF method not perform as we expect, we will be unable to develop commercial products and our business will fail. We believe that the DTLF method is innovative. As such, the method should be considered untested. We currently have no revenue generating products, and there is no guarantee that we ever will.

FAILURE TO MANAGE GROWTH COULD HARM THE COMPANY

We expect to experience significant growth and expect such growth to continue for the foreseeable future. Our growth may place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. Part of our business strategy may be to acquire assets that will complement our existing business. We are unable to predict whether or when any material transaction will be completed should negotiations commence. If we proceed with any such transaction, no assurance can be given that we can effectively integrate the acquired operations with our own operations. We may also seek to finance any such acquisition by debt financings or issuances of equity securities and there can be no assurance that any such financing will be available on acceptable terms or at all.

DEPENDENCE ON THIRD-PARTY PROVIDERS

Because our current management has no business or technical experience in the nanotechnology field, we will likely become dependent upon third parties for one or more significant services required for the development and marketing of our proposed products. Inasmuch as the capacity for certain services by certain third parties may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers or to obtain similar products or services from additional providers could have a material adverse effect on our business.

UNPREDICTABILITY OF REVENUES

Our results of operations may vary from period to period because of a variety of factors, including our research and development, our introduction of new products and services or our competitors, cost increases from third-party service providers, production interruptions, the availability and cost of industry service providers, changes in marketing and sales expenditures, acceptance of our products and services, competitive pricing pressures, and general economic and industry conditions that affect customer demand and preferences.

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks that include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or that we will be able to market and sell enough products and services to generate sufficient revenues and continue as a going concern.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

To develop and market products and services, we will need additional funds in the near future. Our current cash on hand of $2,022 at October 31, 2002 is not sufficient for us to commence our intended business plan. We will need additional capital in order to develop, test and market our proposed products and services. Such additional capital may be received by public or private financings, as well as through loans and other resources. To the extent that additional capital is received by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to our existing stockholders. There can be no assurance that additional funding will be available on favorable terms and conditions, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

NO ASSURANCE OF REVENUE OR OPERATING PROFITS

There can be no assurance that we will be able to develop or maintain consistent revenue sources or that our operations will become profitable.

COMPETITION

Although we believe that the nanotechnology market will provide opportunities for more than one supplier of products and services similar to those that we anticipate developing, it is possible that other suppliers may dominate one or more market segments. If competition increases from these and other sources, we might have to respond to competitive pressures by implementing pricing, marketing and other programs, or seeking additional strategic alliances or acquisitions that may be less favorable than would otherwise be established or obtained. Any such response to competition could materially affect our business, results of operations and financial conditions. We also have significant competition from other manufacturers and distributors in international markets, including competition from United States-based competitors, in addition to companies that are already well established in foreign markets. Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than us.

PRODUCTS AND SERVICES

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technologic change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue.

There can be no assurance that we will be successful in developing new products or services. Additionally, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve acceptance by those customers. In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence that could adversely affect the use of our products, which, in turn, could have a material adverse effect upon our business, results of operations or financial condition. If we are unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

LACK OF EXPERIENCE

We have no experience in the sale and marketing of the nanotechnology products and services we anticipate developing. There can be no assurance that we will be able to retain qualified professionals in our industry or to make arrangements with collaborators, licensees or others to perform such activities or that such efforts will be successful.

The development, manufacture and distribution of our products and services will involve a number of procedures and will require compliance with stringent quality control specifications imposed by ourselves and various regulators. Our inability or reduced capacity to develop and distribute our proposed products would have a material adverse effect on our business and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

We are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally. Our efforts to sell products and services may expose us to product liability claims. We have little experience in the sale of products and the development of relationships with manufacturers or suppliers of these products. Persons who purchase products may sue us if any of the products purchased from us are defective, fail to perform properly or injure the user. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm our business.

INFRINGEMENT OF OUR INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS

Our success and ability to compete may be significantly dependent on our proprietary information. We anticipate that we will rely exclusively on intellectual property to protect our proprietary information. Although we intend to actively take action to protect our proprietary information, that action may not be adequate to prevent the infringement or misappropriation of our proprietary information. Infringement or misappropriation of our proprietary information could materially harm our business.

WE MAY BE UNABLE TO SECURE REQUIRED LICENSES

The utilization or other exploitation of the products and services developed by us may require us to obtain licenses or consents from government regulatory agencies or from the producers or other holders of patents, copyrights or other similar rights relating to our products and services. In the event we are unable, if so required, to obtain any necessary licenses or consents on terms and conditions which we consider to be reasonable, we may be required to stop developing, utilizing, or exploiting products and services affected by government regulation or by patents, copyrights or similar rights. In the event we are challenged by a government regulatory agency, or by the holders of patents, copyrights or other similar rights, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

RELIANCE UPON UNPATENTED INFORMATION

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take options to protect our unpatented trade secrets, our technology and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that (i) these agreements will not be breached, (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors. There is also no assurance that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

Our proposed production processes will subject us to various laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and certain waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources.

In addition, there can be no assurance that, in the future, we will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. We may be subject to various laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that we will be able to institute the necessary safety procedures for handling and disposing of such materials and comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that our operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 750 West Pender Street, Suite 804, Vancouver, British Columbia, Canada. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2001, in accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting. Mario Aiello, Earl Hope and Athanasios Tom Raptis were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the reappointment of Morgan & Company, Chartered Accountants as our and all acts of our directors and officers since the date of our last Annual General Meeting.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have traded on the National Association of Securities Dealers’ OTC Bulletin Board since April 19, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low

April 19, 2002 to April 30, 2002	no trades during period
May 1, 2002 to July 31, 2002	$0.05	$0.05
August 1, 2002 to October 31, 2002	$2.10	$0.58

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 195 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1	.	we would not be able to pay our debts as they become due in the usual course of business; or

2	.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to complete our acquisition of certain assets of Nano World (refer to Description of Busines above) and to raise the funds necessary to develop and market nanotechnology products. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund the development of our nanotechnology. We do not have any arrangements in place for future equity financing.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified:

  We anticipate incurring approximately $32,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($7,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200).

  We are unable to estimate approximate costs for development and marketing of the nanotechnology assets we are acquiring until such time as we raise sufficient financing for operations and complete our acquisition of these assets.

Results of Operations

We have had no operating revenues since our incorporation on December 30, 1998. Our activities have been financed from the proceeds of share subscriptions and loans from our president, Mr. Mario Aiello. Since our incorporation, we have raised a total of $14,350 from private offerings of our securities. In addition, our president, Mario Aiello, has loan a total of $81,880 to us. Of this amount, $45,000 bears interest at a rate of 8% per year and is payable on demand. The balance is also payable on demand, but bears no interest.

For the fiscal year ended October 31, 2002, we incurred a net loss of $20,807 consisting of office costs and sundry of $8,964, $5,727 for legal and accounting fees, interest expenses due to Mr. Aiello pursuant to the above-noted loan of $3,890, mineral property option payments and exploration expenditures of $2,100 and bank charges of $126. Our net loss in fiscal 2002 decreased by $6,542 as compared to fiscal 2001. This was primarily due to a decrease in legal and accounting fees. These fees were higher in fiscal 2001 because we required significantly more professional services in connection with the filing of our registration statement on Form SB-2.

At October 31, 2001, we had cash on hand of $2,022 and accounts payable of $99,676, including the $81,880 in loans payable to Mr. Aiello.

ITEM 7: FINANCIAL STATEMENTS

INFINEX VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Directors
Infinex Ventures, Inc.
(An exploration stage company)

We have audited the balance sheet of Infinex Ventures, Inc. (an exploration stage company) as at October 31, 2002 and 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ deficiency for the years ended October 31, 2002 and 2001, and for the period from December 30, 1998 (date of inception) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2002 and 2001, and the results of its operations and cash flows for the years ended October 31, 2002 and 2001, and for the period from December 30, 1998 (date of inception) to October 31, 2002, in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $67,254 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	/s/ Morgan & Company

January 17, 2003	Chartered Accountants

Tel: (604) 687-5841 Fax: (604) 687-0075 www.morgan-cas.com	P.O. Box 1007 Pacific Centre Suite 1488 - 700 West Georgia Street Vancouver, B.C. V7Y 1A1

INFINEX VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2002	2001

ASSETS

Current
Cash	$2,022	$506

Mineral Property Interest (Note 3)	-	-

	$2,022	$506

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,796	$16,512
Loans payable (Note 4)	81,880	60,841

	99,676	77,353

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
5,353,500 common shares	5,353	5,353

Deficit Accumulated During The Exploration Stage	(103,007)	(82,200)

	(97,654)	(76,847)

	$2,022	$506

Approved by the Directors:

/s/ Mario Aiello	/s/ Earl Hope

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
			1998 TO
	YEARS ENDED OCTOBER 31		OCTOBER 31
	2002	2001	2002

Expenses
Bank charges	$126	$50	$341
Consulting	-	-	2,500
Interest	3,890	3,570	7,460
Office facilities and sundry	8,964	4,156	15,990
Mineral property option paymentsand
exploration expenditures	2,100	1,500	11,450
Professional fees	5,727	18,073	29,513

Net Loss For The Year	20,807	27,349	67,254

Deficit Accumulated During The Exploration
Stage, Beginning Of Year	82,200	19,098	-

Excess Of Consideration Paid For Dollar Maker,
Inc. In Excess Of Additional Paid-In Capital At
The Date Of The Transaction	-	35,753	35,753

Deficit Accumulated During The Exploration
Stage, End Of Year	$103,007	$82,200	$103,007

Net Loss Per Share	$0.004	$0.005

Weighted Average Number Of Shares
Outstanding	5,353,500	5,351,034

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	YEARS ENDED		1998 TO
	OCTOBER 31		OCTOBER 31
	2002	2001	2002

Cash Flows From Operating Activities
Net loss for the year	$(20,807)	$(27,349)	$(67,254)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Stock issued for other than cash	-	-	250
Change in accounts payable and accrued
liabilities	1,284	11,999	17,796

	(19,523)	(15,350)	(49,208)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	(45,000)	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	14,350
Loans payable	21,039	60,841	81,880

	21,039	60,841	96,230

Increase (Decrease) In Cash	1,516	491	2,022

Cash, Beginning Of Year	506	15	-

Cash, End Of Year	$2,022	$506	$2,022

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Common shares issued pursuant to mineral
property option agreement	$-	$-	$250
Common shares issued pursuant to acquisition
agreement	-	1,000	1,000

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

OCTOBER 31, 2002
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for services
at 0.001	2,500,000	$2,500	$-	$-	$2,500

Shares issued for cash
at $0.001	2,500,000	2,500	-	-	2,500

Shares issued for mineral property
option at $0.001	250,000	250	-	-	250

Shares issued for cash
at $0.10	93,500	93	9,257	-	9,350

Net loss for the period	-	-	-	(10,839)	(10,839)

Balance, October 31, 1999	5,343,500	5,343	9,257	(10,839)	3,761

Net loss for the period	-	-	-	(8,259)	(8,259)

Balance, October 31, 2000	5,343,500	5,343	9,257	(19,098)	(4,498)

Shares issued for acquisition of Dollar
Maker, Inc. at $0.10	10,000	10	990	-	1,000

Excess of consideration paid for Dollar
Maker, Inc. in excess of additional
paid-in capital at the date of the
transaction	-	-	(10,247)	(35,753)	(46,000)

Net loss for the year	-	-	-	(27,349)	(27,349)

Balance, October 31, 2001	5,353,500	5,353	-	(82,200)	(76,847)

Net loss for the year	-	-	-	(20,807)	(20,807)

Balance, October 31, 2002	5,353,500	$5,353	$-	$(103,007)	$(97,654)

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

	a)	Inception

The Company was incorporated in the State of Nevada, U.S.A., on December 30, 1998.

	b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

	c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $67,254 for the period from December 30, 1998 (inception) to October 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

2	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and loans payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

	e)	Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during the period.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY

The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

	a)	The issuance of 250,000 common shares (issued).

	b)	Cash payments totalling $200,000 payable as follows:

		i)	$5,000 on execution of the agreement (paid);
		ii)	$5,000 by June 1, 2004;
		iii)	$25,000 by June 1, 2005;
		iv)	$35,000 on June 1, 2006;
		v)	$55,000 on June 1, 2007;
		vi)	$75,000 on June 1, 2008.

	c)	Exploration expenditures totalling $100,000 to be incurred as follows:

		i)	$10,000 by August 30, 2004;
		ii)	an additional $40,000 by August 30, 2005;
		iii)	a further $50,000 by August 30, 2006.

4.	LOANS PAYABLE

	2002	2001

Repayable on demand with interest at 8% per annum	$45,000	$45,000
Repayable on demand without interest	36,880	15,841

	$81,880	$60,841

5.	CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

6.	SUBSEQUENT EVENT

The Company entered into an Asset Purchase Agreement with Nanoworld Projects Corporation to acquire patents and a 45% ownership interest in Nano World Projects Europe S.P.A., an Italian company, in consideration of the issuance of 2,200,000 common shares, and the agreement to pay a royalty in the amount of 3% of the gross revenue earned through the issue of the patents. The agreement requires completion of the transaction by January 31, 2003.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director or
			Officer Since

Mario Aiello	53	President, treasurer and	November 10, 2000
		director
Athanasios Tom Raptis	44	Director	November 10, 2000
Earl W. Hope	62	Chief Financial Officer	November 10, 2000
		and Director
Gregory S. Yanke	33	Secretary	November 10, 2000

The following is a biographical summary of our directors and officers:

MARIO C. AIELLO has 18 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing share-listing status for more than 25 of them, both on U.S. and Canadian exchanges. For the past 11 years, he has been President and Director of MCA Equities Ltd., a consulting company providing management and administrative advice and assistance to private and public companies in both Canada and the United States. He has been active in business development in various regions of China for the last three years. He was responsible for evaluating different business opportunities and was instrumental in negotiating a number of joint ventures for Chinese corporate entities.

ATHANASIOS TOM RAPTIS, a West Vancouver, B.C. entrepreneur, has 11 years experience in the exploration and development of mineral properties. From November 1999 to the present, Mr. Raptis has been a corporate communications consultant for Whytecliff Capital Corp. In addition, he is a self-employed geological and mining consultant, and in this capacity has been responsible for structuring and supervising the development of mining infrastructures and operations. From January, 1994 to September, 1999, he was a geological and mining consultant for Consolidated Silver Tusk Mines Ltd. In the last four years he has completed the construction of a gold/silver production mill in Lompon, Sumatra, Indonesia. He is presently overseeing the further development of this production facility.

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

GREGORY S. YANKE, has been a self-employed securities lawyer and principal of Gregory S. Yanke Law Corporation since February 2000. From May 1996 to February 2000, he was employed as an associate lawyer with Beruschi & Company, Barristers and Solicitors, a Vancouver, Canada based law firm that practices securities and corporate law. Mr. Yanke is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law (1994). He is a member in good standing with the Law Society of British Columbia. Mr. Yanke currently acts as a director of Surforama.com, Inc., a United States reporting company. He is also a director or officer of the following British Columbia and Alberta reporting companies: LMX Resources Ltd., Randsburg International Gold Corp., Alberta Star Development Corp., Iciena Ventures Inc., Big Bar Gold Corporation, Mutapa Copper and Cobalt Inc., Algorithm Media Inc., Diamcor Mining Inc. and Candorado Operating Company Ltd.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2002.

		Annual Compensation				Long Term Compensation
					Other Annual	Restricted Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Mario Aiello	President	2002	$0	0	0	0	0	0	0
Earl Hope	CFO/	2002	$0	0	0	0	0	0	0
	Director
Tom Raptis	Director	2002	$0	0	0	0	0	0	0
Greg Yanke	Secretary	2002	$0	0	0	0	0	0	0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2002 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Mario Aiello	0	0	1
(President and director)
Earl Hope	0	0	0
(C.F.O. and Director)
Athanasios Tom Raptis	0	0	0
(Director)
Greg Yanke	0	0	1
(Director)

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

	NAME OF	SHARES OF
TITLE OF CLASS	BENEFICIAL OWNER	COMMON STOCK	PERCENT OF CLASS

Common	Mario C. Aiello	2,760,000	51.65%

Common	Gregory S. Yanke	1,000.02%

Common	Athanasios Tom Raptis	0	0%

Common	Earl W. Hope	0	0%

DIRECTORS AND OFFICERS AS A GROUP		2,761,000	51.67%

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

Our president, Mario Aiello, has loan a total of $81,880 to us. We have used $36,880 of this amount for general operating expenses. The remaining $45,000 was used to complete our merger agreement with Dollar Maker, Inc. Of the $81,880 that we owe to Mr. Aiello, $45,000 bears interest at a rate of 8% per year and is payable on demand. The balance is also payable on demand, but bears no interest.

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

ITEM 13: EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation of Infinex Ventures, Inc.
as amended. *

3.2	By-Laws of Infinex Ventures, Inc. *

10.1	Asset Purchase Agreement dated August 20, 2002 between Nano World Projects
Corporation and Infinex Ventures, Inc. **

99.1	Certification of Mario Aiello, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Earl W. Hope, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* incorporated by reference from our Form 8K12G3 that was originally filed with the commission on June 5, 2001.

** incorporated by reference from our Form 8K12G3 that was originally filed with the commission on September 5, 2002.

Reports on Form 8-K

During our fiscal quarter ended October 31, 2002, we filed a report on Form 8-K dated September 5, 2002 concerning our acquisition of certain assets from Nano World Projects Corporation.

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

By                       /s/ Mario Aiello
                           Mario Aiello
                           President, Secretary & Director
                           Date: February 11, 2003

By                       /s/ Athanasios Tom Raptis
                           Athanasios Tom Raptis
                           Director
                           Date: February 11, 2003

By                       /s/ Earl Hope
                           Earl Hope
                           Director
                           Date: February 11, 2003

Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Infinex Ventures, Inc. (the "Company") for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mario Aiello, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 11, 2003

                 /s/ Mario Aiello
Mario Aiello, Chief Executive Officer

Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Infinex Ventures, Inc. (the "Company") for the period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Earl W. Hope, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 11, 2003

                 /s/ Earl W. Hope
Earl W. Hope, Chief Financial Officer