Form 10QSB
period 2003-01-31
INFINEX VENTURES INC
filed 2003-03-11
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2003.
[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period	to

Commission File Number 0-29431

INFINEX VENTURES, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2151795

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada	V6B 1N2

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   [ X ]   Yes    [   ]    No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,353,500 Shares of $0.001 par value Common Stock outstanding as of January 31, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2003	2002

ASSETS
Current
Cash	$1,517	$2,022

Mineral Property Interest (Note 4)	-	-

	$1,517	$2,022

LIABILITIES
Current
Accounts payable	$21,367	$17,796
Loans payable	86,396	81,880

	107,763	99,676

SHAREHOLDERS’ EQUITY
Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
5,353,500 common shares at January 31, 2003 and
October 31, 2002	5,353	5,353

Deficit Accumulated During The Exploration Stage	(111,599)	(103,007)

	(106,246)	(97,654)

	$1,517	$2,022

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2003	2002	2003

Expenses
Bank charges	$55	$53	$396
Consulting	1,000	-	3,500
Interest	1,052	980	8,512
Office facilities and sundry	5,397	-	21,387
Mineral property option payments and
exploration expenditures	-	-	11,450
Professional fees	1,088	5,697	30,601

Net Loss For The Period	8,592	6,730	75,846

Deficit Accumulated During The Exploration
Stage, Beginning Of Period	103,007	82,200	-

Excess Of Consideration Paid For Dollar
Maker, Inc. In Excess Of Additional Paid In
Capital At The Date Of The Transaction	-	-	35,753

Deficit Accumulated During The Exploration
Stage, End Of Period	$111,599	$88,930	$111,599

Net Loss Per Share	$(0.002)	$(0.001)

Weighted Average Number Of Shares
Outstanding	5,353,500	5,353,500

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars

			INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(8,592)	$(6,730)	$(75,846)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Stock issued for other than cash	-	-	250
Change in accounts payable	3,571	548	21,367

	(5,021)	(6,182)	(54,229)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	14,350
Loans payable	4,516	6,200	86,396

	4,516	6,200	100,746

Increase (Decrease) In Cash	(505)	18	1,517

Cash, Beginning Of Period	2,022	506	-

Cash, End Of Period	$1,517	$524	$1,517

Supplemental Disclosure Of Non-Cash Financing
And Investing Activities
Common shares issued pursuant to mineral
property option agreement	$-	$-	$250
Common shares issued pursuant to acquisition
agreement	-	-	1,000

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)
(Stated in U.S. Dollars

1.
BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

2.
NATURE OF OPERATIONS

a) Inception

The Company was incorporated in the State of Nevada, U.S.A., on December 30, 1998.

b) Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reseve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As shown in the accompanying financial statements, the Company has incurred a net loss of $75,846 for the period from December 30, 1998 (inception) to January 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)
(Stated in U.S. Dollars

3	.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have beenmade using careful judgement.

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

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)
(Stated in U.S. Dollars

3	.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
	.	d) e)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and loans payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during the period.

4	.	MINERAL PROPERTY INTEREST

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

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)
(Stated in U.S. Dollars

5.         LOANS PAYABLE

	JANUARY 31	OCTOBER 31
	2003	2002

Repayable on demand with interest at 8% per annum	$45,000	$45,000
Repayable on demand without interest	41,396	36,880

	$86,396	$81,880

6.
CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

7.
ASSET PURCHASE AGREEMENT

The Company entered into an Asset Purchase Agreement, as amended, with Nanoworld Projects Corporation to acquire patents and a 45% ownership interest in Nano World Projects Europe S.P.A., an Italian company, in consideration of the issuance of 2,200,000 common shares, and the agreement to pay a royalty in the amount of 3% of the gross revenue earned through the issue of the patents. The agreement requires completion of the transaction by March 31, 2003.

Item 2. Plan of Operation

The Company was organized as a Nevada corporation on December 30, 1998 for the purpose of acquiring and exploring mineral properties. In 2002, the Company decided to abandon its business plan relating to its interest in the Long Canyon property.

Pursuant to an Asset Purchase Agreement dated August 20, 2002 that the Company entered into with Nano World Projects Corporation (“Nano World”), a Delaware corporation, the Company agreed to acquire from Nano World a series of patents and related assets and rights relating to Nano World’s dynamic thin laminar flow process. The Company will also acquire a 45% interest in Nano World’s Italian subsidiary, Nano World Projects Europe S.P.A. In consideration of these assets, the Company has agreed to issue to Nano World 2,200,000 shares of restricted common stock in its capital. As well, Nano World will retain a royalty equal to 3% of the gross revenues that the Company earns through the use of the patents.

The Company intends to complete its acquisition of certain assets of Nano World and to raise the funds necessary to develop and market nanotechnology products. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the development of its nanotechnology. It does not have any arrangements in place for future equity financing.

The Company anticipates incurring approximately $32,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($7,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200) over the next 12 months.

The Company is unable to estimate approximate costs for development and marketing of the nanotechnology assets it is acquiring until such time as it raises sufficient financing for operations and complete its acquisition of these assets.

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

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2003. Upon closing of its agreement with Nano World, the Company will be required to issue 2,200,000 shares of restricted common stock in its capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders None. Item 5. Other Information None. Item 6. Exhibits and Report on Form 8-K

None.

There were no reports filed on Form 8-K during the three month period ended January 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

/s/ Mario Aiello

Mario Aiello, President

March 10, 2003