Form 10QSB
period 2003-04-30
INFINEX VENTURES INC
filed 2003-06-11
CIK 1076310

UNITIED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six month period ended April 30, 2003.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______ to ______

Commission File Number __0-29431__

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

None(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,353,500 Shares of $0.001 par value Common Stock outstanding as of April 30, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2003	2002

ASSETS

Current
Cash	$314	$2,022

Mineral Property Interest (Note 4)	-	-

	$314	$2,022

LIABILITIES

Current
Accounts payable	$19,150	$17,796
Loans payable	91,445	81,880

	110,595	99,676

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
5,353,500 common shares at April 30, 2003 and October
31, 2002	5,353	5,353

Deficit Accumulated During The Exploration Stage	(115,634)	(103,007)

	(110,281)	(97,654)

	$314	$2,022

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2003	2002	2003	2002	2003

Expenses
Bank charges	$31	$22	$86	$75	$427
Consulting	1,000	-	2,000	-	4,500
Interest	1,024	950	2,076	1,930	9,536
Office facilities and sundry	1,210	658	6,607	658	22,597
Mineral property option
payments and
exploration expenditures	-	-	-	-	11,450
Professional fees	770	(800)	1,858	4,897	31,371

Net Loss For The Period	4,035	830	12,627	7,560	79,881

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	111,599	88,930	103,007	82,200	-

Excess Of Consideration
Paid For Dollar Maker, Inc.
In Excess Of Additional
Paid In Capital At The Date
Of The Transaction	-	-	-	-	35,753

Deficit Accumulated During
The Exploration Stage, End
Of Period	$115,634	$89,760	$115,634	$89,760	$115,634

Net Loss Per Share	$(0.001)	$(0.001)	$(0.002)	$(0.001)

Weighted Average Number
Of Shares Outstanding	5,353,500	5,353,500	5,353,500	5,353,500

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(4,035)	$(830)	$(12,627)	$(7,560)	$(79,881)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Stock issued for other than cash	-	-	-	-	250
Change in accounts payable	(2,217)	(172)	1,354	376	19,150

	(6,252)	(1,002)	(11,273)	(7,184)	(60,481)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	-	-	14,350
Loans payable	5,049	500	9,565	6,700	91,445

	5,049	500	9,565	6,700	105,795

Increase (Decrease) In Cash	(1,203)	(502)	(1,708)	(484)	314

Cash, Beginning Of Period	1,517	524	2,022	506	-

Cash, End Of Period	$314	$22	$314	$22	$314

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $79,881 for the period from December 30, 1998 (inception) to April 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
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

c)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
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

4.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

	a)	The issuance of 250,000 common shares (issued).

	b)	Cash payments totalling $200,000 payable as follows:

		i)	$5,000 on execution of the agreement (paid);
		i)	$5,000 by June 1, 2004;
		iii)	$25,000 by June 1, 2005;
		iv)	$35,000 on June 1, 2006;
		v)	$55,000 on June 1, 2007;
		vi)	$75,000 on June 1, 2008.

	c)	Exploration expenditures totalling $100,000 to be incurred as follows:

		i)	$10,000 by August 30, 2004;
		ii)	an additional $40,000 by August 30, 2005;
		iii)	a further $50,000 by August 30, 2006.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
 (Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

	APRIL 30	OCTOBER 31
	2003	2002

Repayable on demand with interest at 8% per annum	$45,000	$45,000
Repayable on demand without interest	46,445	36,880

	$91,445	$81,880

6.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

7.

ASSET PURCHASE AGREEMENT

The Company entered into an Asset Purchase Agreement, as amended, with Nano World Projects Corporation to acquire patents and a 45% ownership interest in Nano World Projects Europe S.P.A., an Italian company, in consideration of the issuance of 2,200,000 common shares, and the agreement to pay a royalty in the amount of 3% of the gross revenue earned through the issue of the patents. The agreement requires completion of the transaction by March 31, 2003.

During the quarter ended April 30, 2003, the Company decided not to conclude the acquisition.

8.

SUBSEQUENT EVENT

Subsequent to April 30, 2003, the Company entered into a License Agreement with Santa Clara 2000 SRL, an Italian company, to acquire patents in consideration of the issuance of 500,000 common shares, and the agreement to pay a royalty in the amount of 10% of the net revenue derived from the use of the patent rights.

Item 2. Plan of Operation

The Company was organized as a Nevada corporation on December 30, 1998 for the purpose of acquiring and exploring mineral properties. In 2002, the Company decided to abandon its business plan relating to its interest in the Long Canyon property.

Pursuant to an Asset Purchase Agreement dated August 20, 2002 that the Company entered into with Nano World Projects Corporation (“Nano World”), a Delaware corporation, the Company agreed to acquire from Nano World a series of patents and related assets and rights relating to Nano World’s dynamic thin laminar flow process. The Company agreed also to acquire a 45% interest in Nano World’s Italian subsidiary, Nano World Projects Europe S.P.A. In consideration of these assets, the Company had agreed to issue to Nano World 2,200,000 shares of restricted common stock in its capital. As well, Nano World was to retain a royalty equal to 3% of the gross revenues that the Company was to earn through the use of the patents.

The Company has decided to not complete the acquisition of these assets and the series of relating patents from Nano World Projects Corporation. The Company has also decided to not proceed with the acquisition of the 45% of Nano World’s Italian subsidiary.

Pursuant to an Exclusive License Agreement entered into on May 8, 2003 with Santa Carla 2000 SRL, an Italian corporation, the Company has agreed to purchase100%title and interest to a License of the world wide rights associated to a Nano Technology Italian Patent number AL2003A00000Z. This Patent relates to Tunnelling Magnetoresistance Structure and the Method of its Production. Pursuant to the terms of the License Agreement the Company has agreed to further develop the Patent Rights for commercial applications.

In consideration of the transfer of these rights the Company has agreed to issue, to Santa Carla 2000 SRl, 500,000 restricted shares in its capital stock. As well, the Company will pay 10% of any future Net Revenues that may be derived from sales resulting from the license of the Patent

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the development of its nanotechnology patent rights. It does not have any arrangements in place for future equity financing.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

None.

There were no reports filed on Form 8-K during the six month period ended April 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

/s/ Mario Aiello

Mario Aiello, President