Form 10QSB
period 2003-07-31
INFINEX VENTURES INC
filed 2003-09-12
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the nine month period ended July 31, 2003.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ___________ to ___________

Commission File Number 0-29431

INFINEX VENTURES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2151795
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, 323-595 Howe Street Vancouver,
British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

804-750 West Pender Street, Vancouver BC, Canada, V6C 2T8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,853,500 Shares of $0.001 par value Common Stock outstanding as of July 31, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.

INFINEX VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2003	2002

ASSETS

Current
Cash	$347	$2,022

LIABILITIES

Current
Accounts payable	$18,490	$17,796
Loans payable (Note 6)	95,629	81,880
	114,119	99,676

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
5,853,500 common shares at July 31, 2003 and
5,353,500 common shares at October 31, 2002	5,853	5,353

Additional paid-in capital	399,500	-

Deficit Accumulated During The Exploration Stage	(519,125)	(103,007)
	(113,772)	(97,654)

	$347	$2,022

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER
					30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2003	2002	2003	2002	2003

Expenses
Bank charges	$33	$22	$119	$97	$460
Consulting	1,000	-	3,000	-	5,500
Interest	1,058	980	3,134	2,910	10,594
License rights	400,000	-	400,000	-	400,000
Office facilities and sundry	(1,358)	259	5,249	917	21,239
Mineral property option
payments and exploration
expenditures	-	2,100	-	2,100	11,450
Professional fees	2,758	(62)	4,616	4,835	34,129

Net Loss For The Period	403,491	3,299	416,118	10,859	483,372

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	115,634	89,760	103,007	82,200	-

Excess Of Consideration Paid
For Dollar Maker, Inc. In
Excess Of Additional Paid In
Capital At The Date Of The
Transaction	-	-	-	-	35,753

Deficit Accumulated During
The Exploration Stage, End
Of Period	$519,125	$93,059	$519,125	$93,059	$519,125

Basic And Diluted Loss Per
Share	$(0.09)	$(0.001)	$(0.010)	$(0.002)

Weighted Average Number Of
Shares Outstanding	5,543,717	5,353,500	5,417,603	5,353,500

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER
					30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(403,491)	$(3,299)	$(416,118)	$(10,859)	$(483,372)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating
Activities
Stock issued for other than cash	400,000	-	400,000	-	400,250
Change in accounts payable	(660)	(3,669)	694	(3,293)	18,490
	(4,151)	(6,968)	(15,424)	(14,152)	(64,632)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	-	-	14,350
Loans payable	4,184	9,600	13,749	16,300	95,629
	4,184	9,600	13,749	16,300	109,979

Increase (Decrease) In Cash	33	2,632	(1,675)	2,148	347
Cash, Beginning Of Period	314	22	2,022	506	-

Cash, End Of Period	$347	$2,654	$347	$2,654	$347

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Inception The Company was incorporated in the State of Nevada, U.S.A., on December 30, 1998.

b)

Development Stage Activities

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

c)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $483,372 for the period from December 30, 1998 (inception) to July 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)

Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)

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

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and loans payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

LICENSE AGREEMENT

During the period ended July 31, 2003, the Company entered into a License Agreement with Santa Clara 2000 SRL, an Italian corporation, to acquire the exclusive patent rights to the nanotechnology concept, known as tunnelling magnetoresistance, in consideration of the issuance of 500,000 common shares (issued), and the agreement to pay a royalty in the amount of 10% of the net revenue derived from the use of the patent rights.

5.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

	a)	The issuance of 250,000 common shares (issued).

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTEREST (Continued)

	b)	Cash payments totalling $200,000 payable as follows:

		i)	$5,000 on execution of the agreement (paid);
		ii)	$5,000 by June 1, 2004;
		iii)	$25,000 by June 1, 2005;
		iv)	$35,000 on June 1, 2006;
		v)	$55,000 on June 1, 2007;
		vi)	$75,000 on June 1, 2008.

	c)	Exploration expenditures totalling $100,000 to be incurred as follows:

		i)	$10,000 by August 30, 2004;
		ii)	an additional $40,000 by August 30, 2005;
		iii)	a further $50,000 by August 30, 2006.

6.	LOANS PAYABLE

		JULY 31	OCTOBER 31
		2003	2002

	Repayable on demand with interest at 8% per annum	$45,000	$45,000
	Repayable on demand without interest	50,629	36,880

		$95,629	$81,880

7.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 5.

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

Pursuant to an Exclusive License Agreement entered into on May 8, 2003 with Santa Carla 2000 SRL, an Italian corporation, the Company has agreed to purchase100% title and interest to a License of the world wide rights associated to a Nano Technology Italian Patent number AL2003A00000Z. This Patent relates to Tunnelling Magnetoresistance Structure and the Method of its Production. Pursuant to the terms of the License Agreement the Company has agreed to further develop the Patent Rights for commercial applications.

In consideration of the transfer of these rights the Company has issued, to Santa Carla 2000 SRL, 500,000 restricted shares in its capital stock. As well, the Company will pay 10% of any future Net Revenues that may be derived from sales resulting from the license of the Patent

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the development of its nanotechnology patent rights. It does not have any arrangements in place for future equity financing.

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

Item 2. Changes in Securities

During the third quarter ending July 31, 2003, the Company issued 500,000 restricted common shares of its capital stock, to Santa Carla 2000 SRL, in consideration of the purchase of the Nano Technology Italian Patent number AL2003A00000Z.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There was a report filed on Form 8-K during the three month period ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2003	Infinex Ventures, Inc.

/s/ Mario Aiello

Mario Aiello