Form 10KSB
period 2003-10-31
INFINEX VENTURES INC
filed 2004-01-28
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒       No ☐

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

$16,395,550 as at January 27, 2004 being last price the common equity was sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,853,500 common shares as of January 27, 2004.

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

Pursuant to an Asset Purchase Agreement (the "Agreement") dated August 20, 2002 that we entered into with Nano World Projects Corporation (“Nano World”), a Delaware corporation, we had agreed to acquire from Nano World a series of patents and related assets and rights relating to Nano World’s dynamic thin laminar flow process. We were also acquiring a 45% interest in Nano World’s Italian subsidiary, Nano World Projects Europe S.P.A. In consideration of these assets, we hade agreed to issue to Nano World 2,200,000 shares of restricted common stock in our capital. As well, Nano World would have retained a royalty equal to 3% of the gross revenues that we would have earned through the use of the patents. We decided not to proceed with the closing of this agreement.

Business of the Company

Pursuant to a licensing agreement (the "Agreement") dated May 8, 2003, between us, Infinex Ventures, Inc.,and Santa Carla 2000 SRL (“Santa Carla”), a private Italian corporation, we have agreed to acquire from Santa Carla the exclusive right to use Santa Carla’s patent relating to the nanotechnology concept known as tunneling magnetoresistance. In consideration of the patent rights, we have agreed to issue to Santa Carla 500,000 shares of restricted common stock in our capital at closing. As well, Santa Carla will retain a royalty equal to 10% of the net revenues that we earn through the use of the patent.

The Industry

Nanotechnology is technology based on the manipulation of individual atoms and molecules to build structures to complex, atomic specifications. A nanometer is one billionth of a meter and is the unit of length that is generally most appropriate for describing the size of single molecules. Nanotechnology generally refers to utilization of component structures that are roughly the size of the smallest molecule. Devices with minimum feature sizes less than 100 nanometers (nm) are generally considered to be products of nanotechnology. The basis for nanotechnology is predicated largely on the fact that with respect to such small structures (a) the number of atoms at the surface is larger than the number of atoms in the bulk, and (b) the classical laws of physics are superceded by quantum mechanics. Examples of these phenomena can be found in catalytic converters, whose spongy structure has an enormous surface area, and in resonant tunneling transistors where electrons can literally tunnel through solid barriers.

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

TUNNELING MAGNETORESISTANCE AND MAGNETIC MEDIA

Tunneling magnetoresistance (“TMR”) is a large change in the electrical resistance upon the application of a magnetic field of two magnetic layers separated by an insulating layer. In practical terms, TMR and the other fields of giant magnetoresistance and ballistic magnetoresistance may revolutionize the way that electronic data is stored.

TMR technology allows thin magnetic films to be layered to make complex structures with unique magnetic properties. Such layered magnetic structures have applications in magnetic sensors and storage media like computer disks and randon access memories. Magnetic random access memories (“MRAMs”) based on structures of magnetic metallic films interspersed with nonmagnetic metallic or insulating interlayers may be the next generation in magnetic storage technology, replacing the semiconductor-based dynamic random access memories that are now standard. The advantages of MRAMs include high storage density, low energy consumption and the retention of information when a computer is turned off.

IBM first introduced the use of thin films for computer hard drives in 1979. The coil in its read sensor was made using thin film technology, although, at that time, the reading and writing processes were still inductive. In 1992, sensors based on magnetoresistance were introduced for read heads and contributed to an annual storage-capacity growth rate of about 60%. These sensors have now been replaced by giant magnetoresistance (“GMR”)sensors because their effect is larger and the sensors can be more compact.

The discovery of GMR led to the revival of interest in the tunneling phenomenon of TMR. TMR structures have the same form as GMR structures, but for TMR the interlayer material is insulating rather than conducting. In TMR, a voltage applied between iron magnetic films causes a tunneling current to flow across the interlayer with a magnitude that depends on the relative orientation of the magnetizations on both sides of the interlayer.

Most applications for which GMR can be used are also candidates for TMR. In some cases, TMR appears to perform better. For double layers, record values for TMR of around 50% have been reported at room temperature compared to 20% for GMR.

The primary limitation for GMR, TMR and other related technologies is difficulty in making use of them at an industrial level. Most magnetoresistance structures are currently fabricated mainly in research laboratories. Industrial applications of these structures require significant simplification of fabrication methods.

One of the most common methods of fabricating magnetoresistance structures is known as sputtering. Sputtering is a vacuum process used to deposit very thin films on substrates. It is performed by applying a high voltage across a low pressure gas, usually argon, to create a “plasma”, which consists of electrons and gas ions in a high energy state.

During sputtering, energized plasma ions strike a “target” composed of the desired coating material, and cause atoms from that target to be ejected with enough energy to travel to, and bond with, the substrate.

We are acquiring patent rights relating to a particular method utilizing the formation of polymeric nanocapsules. The possibility of the deposition and patterning of layers of nanoengineered polymeric capsules on to solid supports can be achieved. These arrays can be used for the formation of magnetic devices, such as memory systems. Diminishment of capsule size will allow the formation of objectes with single magnetic domains. The developed lithography process will allow for the patterning of these objects in a desirable fashion.

Summary of Invention

The patent known as “Tunnelling Magnetoresistance Structure and the Method of Its Production” is based on the growth of magnetic material particles in the polymeric nanocapsules. Space confinement of the grown particle provides the realization of its size to be not larger than the capsule diameter. Ideally, it is possible to grow single magnetic domain particles inside nanocapsule shell composed of insulating polymers. In this case, the nanocapsule shell must be extremely thin (not larger than 2 nm) in order to allow tunneling current to travel through it. In the alternative, the nanocapsule shell can be composed of the alternation of conducting and insulating polymers, that allows the capsule to be thicker, that can be useful for the stability improvement of the tunneling magnetoresistance structure.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

To develop and market products and services, we will need additional funds in the near future. Our current cash on hand of $3,811 at October 31, 2003 is not sufficient for us to commence our intended business plan. We will need additional capital in order to develop, test and market our proposed products and services. Such additional capital may be received by public or private financings, as well as through loans and other resources. To the extent that additional capital is received by the sale of equity or equity-related securities, the issuance of such securities will result in dilution to our existing stockholders. There can be no assurance that additional funding will be available on favorable terms and conditions, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

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

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 595 Howe Street, Suite 323, Vancouver, British Columbia, Canada. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 2002, in accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting. Mario Aiello, Earl Hope and Athanasios Tom Raptis were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the reappointment of Morgan & Company, Chartered Accountants as our and all acts of our directors and officers since the date of our last Annual General Meeting.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have traded on the National Association of Securities Dealers’ OTC Bulletin Board since April 19, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the high and low closing prices and average daily volume of our common shares traded on the OTC Bulletin Board:

Period	High	Low	Average Daily Volume

November 1, 2002 to February 28, 2003	$4.75	$1.70	2,605
March 1, 2003 to June 30, 2003	$4,90	$2.00	1,749
July 1, 2003 to October 31, 2003	$4.85	$1.70	2,283

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 167 shareholders of record as at the date of this annual report.

Because the Trading Market for Our Shares is Illiquid, Shareholders May Not Be Able to Sell Their Shares.

Our shares of common stock are quoted for trading on the OTC Bulletin Board and have been trading through the facilities of that quotation system. Due to the illiquid and speculative nature of our trading market, we cannot assure you that you will be able to sell your shares for a reasonable price.

Our Securities May Be Subject to Penny Stock Regulation.

If the trading market for our securities remains volatile and the price of our common shares falls below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to complete our acquisition of certain assets of Santa Carla (refer to Description of Busines above) and to raise the funds necessary to develop and market nanotechnology products. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund the development of our nanotechnology. We do not have any arrangements in place for future equity financing.

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

Results of Operations

We have had no operating revenues since our incorporation on December 30, 1998. Our activities have been financed from the proceeds of share subscriptions and loans from our president, Mr. Mario Aiello. Since our incorporation, we have raised a total of $14,350 from private offerings of our securities. In addition, our president, Mario Aiello, has loaned a total of $102,011 to us. Of this amount, $45,000 bears interest at a rate of 8% per year and is payable on demand. The balance is also payable on demand, but bears no interest.

For the fiscal year ended October 31, 2003, we incurred a net loss of $425,774 consisting of office costs and sundry of $3,411, $14,982 for legal and accounting fees, interest expenses of $4,192 due to Mr. Aiello pursuant to the above-noted loan, consulting fees of $3,000, $400,000 licence fee payment for Nano Techonology acquisition and bank charges of $189. Our net loss in fiscal 2003 increased by $404,967 as compared to fiscal 2002. This was primarily due to the acquisition of the Nano Techonology patent licence costs being charged to operation.

At October 31, 2003, we had cash on hand of $3,811 and accounts payable of $127,239, including the $102,011 in loans payable to Mr. Aiello.

ITEM 7: FINANCIAL STATEMENTS

INFINEX VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Directors
Infinex Ventures, Inc.
(A development stage company)

We have audited the balance sheet of Infinex Ventures, Inc. (a development stage company) as at October 31, 2003 and 2002, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ deficiency for the years ended October 31, 2003 and 2002, and for the period from December 30, 1998 (date of inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2003 and 2002, and the results of its operations and cash flows for the years ended October 31, 2003 and 2002, and for the period from December 30, 1998 (date of inception) to October 31, 2003, in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $493,028 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

January 19, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

INFINEX VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2003	2002

ASSETS

Current
Cash	$3,811	$2,022

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,228	$17,796
Loans payable (Note 5)	102,011	81,880
	127,239	99,676

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
5,853,500 common shares at October 31, 2003 and
5,353,500 common shares at October 31, 2002	5,853	5,353

Additional paid-in capital	399,500	-

Deficit Accumulated During The Development Stage	(528,781)	(103,007)
	(123,428)	(97,654)

	$3,811	$2,022

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	YEARS ENDED		1998 TO
	OCTOBER 31		OCTOBER 31
	2003	2002	2003

Expenses
Bank charges	$189	$126	$530
Consulting	3,000	-	5,500
Interest	4,192	3,890	11,652
License fee (Note 3)	400,000	-	400,000
Office facilities and sundry	3,411	8,964	17,063
Mineral property option payments and
exploration expenditures	-	2,100	11,450
Professional fees	14,982	5,727	46,833

Net Loss For The Year	425,774	20,807	493,028

Deficit Accumulated During The Development
Stage, Beginning Of Year	103,007	82,200	-

Excess Of Consideration Paid For Dollar Maker,
Inc. In Excess Of Additional Paid-In Capital At
The Date Of The Transaction	-	-	35,753

Deficit Accumulated During The Development
Stage, End Of Year	$528,781	$103,007	$528,781

Basic And Diluted Loss Per Share	$(0.08)	$(0.01)

Weighted Average Number Of Shares
Outstanding	5,527,473	5,353,500

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	YEARS ENDED		1998 TO
	OCTOBER 31		OCTOBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(425,774)	$(20,807)	$(493,028)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Stock issued for license fee	400,000	-	402,750
Change in accounts payable	7,432	1,284	25,228
	(18,342)	(19,523)	(65,050)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	11,850
Loans payable	20,131	21,039	102,011
	20,131	21,039	113,861

Increase In Cash	1,789	1,516	3,811

Cash, Beginning Of Year	2,022	506	-

Cash, End Of Year	$3,811	$2,022	$3,811

Supplemental Disclosure Of Non-Cash Financing
And Investing Activities
Common shares issued pursuant to acquisition
agreement	$-	$-	$1,000

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
OCTOBER 31, 2003
 (Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for services
at $0.001	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash
at $0.001	2,500,000	2,500	-	-	2,500
Shares issued for mineral property
option at $0.001	250,000	250	-	-	250
Shares issued for cash
at $0.10	93,500	93	9,257	-	9,350
Net loss for the period	-	-	-	(10,839)	(10,839)

Balance, October 31, 1999	5,343,500	5,343	9,257	(10,839)	3,761

Net loss for the period	-	-	-	(8,259)	(8,259)

Balance, October 31, 2000	5,343,500	5,343	9,257	(19,098)	(4,498)

Shares issued for acquisition of Dollar
Maker, Inc. at $0.10	10,000	10	990	-	1,000
Excess of consideration paid for Dollar
Maker, Inc. in excess of additional
paid-in capital at the date of the
transaction	-	-	(10,247)	(35,753)	(46,000)
Net loss for the year	-	-	-	(27,349)	(27,349)

Balance, October 31, 2001	5,353,500	5,353	-	(82,200)	(76,847)

Net loss for the year	-	-	-	(20,807)	(20,807)

Balance, October 31, 2002	5,353,500	5,353	-	(103,007)	(97,654)

Shares issued for license fee at $0.80
	500,000	500	399,500	-	400,000
Net loss for the year	-	-	-	(425,774)	(425,774)

Balance, October 31, 2003	5,853,500	$5,853	$399,500	$(528,781)	$(123,428)

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $493,028 for the period from December 30, 1998 (inception) to October 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

Thefinancial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets andliabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.

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

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
e)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and loans payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. When future cash flows of newly acquired technologies cannot be determined, the costs of acquisition are charged to operations at the time of acquisition.

3.

LICENSE AGREEMENT

During the year ended October 31, 2003, the Company entered into a License Agreement with Santa Clara 2000 SRL, an Italian corporation, to acquire the exclusive patent rights to the nanotechnology concept, known as tunnelling magnetoresistance, in consideration of the issuance of 500,000 common shares (issued), and the agreement to pay a royalty in the amount of 10% of the net revenue derived from the use of the patent rights.

Since the future cash flows from the licensed patent rights cannot be determined at the date of acquisition, the cost has been charged to operations.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

4.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

	a)	The issuance of 250,000 common shares (issued).
	b)	Cash payments totalling $200,000 payable as follows:
		i)	$5,000 on execution of the agreement (paid);
		ii)	$5,000 by June 1, 2004;
		iii)	$25,000 by June 1, 2005;
		iv)	$35,000 on June 1, 2006;
		v)	$55,000 on June 1, 2007;
		vi)	$75,000 on June 1, 2008.
	c)	Exploration expenditures totalling $100,000 to be incurred as follows:
		i)	$10,000 by August 30, 2004;
		ii)	an additional $40,000 by August 30, 2005;
		iii)	a further $50,000 by August 30, 2006.

5.	LOANS PAYABLE
	2003	2002

Repayable on demand with interest at 8% per annum	$45,000	$45,000
Repayable on demand without interest	57,011	36,880

	$102,011	$81,880

At October 31, 2003, accounts payable and accrued liabilities include $11,652 (2002 - $7,460) of accrued interest on the loans payable.

6.	RELATED PARTY TRANSACTIONS
	a)	During the year ended October 31, 2003, the Company incurred management fees of $3,000 (2002 -$Nil) to a director.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS (Continued)
	b)	During the year ended October 31, 2003, the Company incurred legal expenses of $12,117 (2002 -$Nil) with a law firm in which an officer is a partner.
	c)	The loans payable described in Note 5 are payable to a director and companies with a common director.
7.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director or Officer Since

Mario Aiello	54	President, and director	November 10, 2000

Athanasios Tom Raptis	45	Director	November 10, 2000

Earl W. Hope	63	Chief Financial Officer and Director	November 10, 2000

Gregory S. Yanke	34	Secretary	November 10, 2000

The following is a biographical summary of our directors and officers:

MARIO C. AIELLO has 18 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing share-listing status for more than 25 of them, both on U.S. and Canadian exchanges. For the past 12 years, he has been President and Director of MCA Equities Ltd., a consulting company providing management and administrative advice and assistance to private and public companies in both Canada and the United States. From June 1995 to July 2002, he has been active in business development in various regions of China where he evaluated different business opportunities and was instrumental in negotiating a number of joint ventures for Chinese corporate entities. Mr. Aiello acts as the Secretary for Crown Medical Systems Inc. and Silver Star Energy Inc., both US reporting companies traded on the OTC BB.

ATHANASIOS TOM RAPTIS, a West Vancouver, B.C. entrepreneur, has 12 years experience in the exploration and development of mineral properties. From November 1999 to the present, Mr. Raptis has been a corporate communications consultant for Whytecliff Capital Corp. In addition, he is a self-employed geological and mining consultant, and in this capacity has been responsible for structuring and supervising the development of mining infrastructures and operations. From January, 1994 to September, 1999, he was a geological and mining consultant for Consolidated Silver Tusk Mines Ltd. In the last five years he has completed the construction of a gold/silver production mill in Lompon, Sumatra, Indonesia. He is presently overseeing the further development of this production facility.

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

GREGORY S. YANKE, has been a self-employed securities lawyer and principal of Gregory S. Yanke Law Corporation since February 2000. From May 1996 to February 2000, he was employed as an associate lawyer with Beruschi & Company, Barristers and Solicitors, a Vancouver, Canada based law firm that practices securities and corporate law. Mr. Yanke is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law (1994). He is a member in good standing with the Law Society of British Columbia. Mr. Yanke currently acts as a director of Surforama.com, Inc., a United States reporting company. He is also a director or officer of the following British Columbia and Alberta reporting companies: LMX Resources Ltd., Randsburg International Gold Corp., Alberta Star Development Corp., Iciena Ventures Inc., Big Bar Gold Corporation, Mutapa Copper and Cobalt Inc., Algorithm Media Inc., Diamcor Mining Inc., Candorado Operating Company Ltd., PanTerra Exploration Corp. and Big Star Energy Inc.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2003.

		Annual Compensation				Long Term Compensation
					Other Annual	Restricted Stock Options/		LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation

Mario Aiello	President	2003	$0	0	0	0	0	0	$3,000

Earl Hope	CFO/Director	2003	$0	0	0	0	0	0	0

Tom Raptis	Director	2003	$0	0	0	0	0	0	0

Gregory Yanke	Secretary	2003	$0	0	0	0	0	0	0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Mario Aiello	0	0	1
(President and director)

Earl Hope	0	0	0
(C.F.O. and Director)

Athanasios Tom Raptis	0	0	0
(Director)

Greg Yanke	0	0	1
(Secretary)

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 28, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers of Infinex as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	NAME OF	SHARES OF
TITLE OF CLASS	BENEFICIAL OWNER	COMMON STOCK	PERCENT OF CLASS

Common	Mario C. Aiello	2,760,000	47.15%

Common	Gregory S. Yanke	1,000	0%

Common	Athanasios Tom Raptis	0	0%

Common	Earl W. Hope	0	0%

DIRECTORS AND
OFFICERS AS A
GROUP		2,761,000	47.72%

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

Our president, Mario Aiello, has loan a total of $102,011 to us. We have used $57,011 of this amount for general operating expenses. The remaining $45,000 was used to complete our merger agreement with Dollar Maker, Inc. Of the $102,011 that we owe to Mr. Aiello, $45,000 bears interest at a rate of 8% per year and is payable on demand. The balance is also payable on demand, but bears no interest.

We have an agreement with Greg Yanke, our secretary, whereby his law firm, of which he is principal, provides legal services to us from time to time at a standard hourly rate. For the year ended October 31, 2003, Mr. Yanke’s law firm has rendered accounts to us totaling $12,117 for legal services.

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

ITEM 13: EXHIBITS AND REPORTS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Reports on Form 8-K

During our fiscal year ended October 31, 2003, we filed a report on Form 8-K dated May 8, 2003 concerning our acquisition of certain assets from Santa Carla 2000 SRL, a private Italian corporation. The agreement provides for the acquisition, from Santa Carla, of the exclusive right to use Santa Carla’s patent relating to the nanotechnology concept known as tunneling magnetoresistance. In consideration of the patent rights, we have issued to Santa Carla 500,000 shares of restricted common stock in our capital. As well, Santa Carla will retain a royalty equal to 10% of the net revenues that we may earn through the use of the patent.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

By	/s/ Mario Aiello
Mario Aiello
President, Director
Date: January 28, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Mario Aiello
Mario Aiello
President, Director
Date: January 28, 2004

By	/s/ Athanasios Tom Raptis
Athanasios Tom Raptis
Director
Date: January 28, 2004

By	/s/ Earl Hope
Earl Hope
Chief Financial Officer and Director
Date: January 28, 2004

By	/s/ Gregory Yanke
Gregory Yanke
Secretary
Date: January 28, 2004