Form 10QSB
period 2004-01-31
INFINEX VENTURES INC
filed 2004-03-04
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three month period ended January 31, 2004.

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _______ to ________

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

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days      ☒ Yes    ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,853,500 Shares of $0.001 par value Common Stock outstanding as of January 31, 2004.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that can be expected for the year ending October 31, 2004.

INFINEX VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$704	$3,811

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,661	$25,228
Loans payable (Note 6)	102,011	102,011
	127,672	127,239

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
5,853,500 common shares at January 31, 2004 and
October 31, 2003	5,853	5,853

Additional paid-in capital	399,500	399,500

Deficit Accumulated During The Development Stage	(532,321)	(528,781)
	(126,968)	(123,428)

	$704	$3,811

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Expenses
Bank Charges	$26	$55	$556
Consulting	1,000	1,000	6,500
Interest	1,141	1,052	12,793
License fee (Note 4)	-	-	400,000
Office facilities and sundry	658	5,397	17,721
Mineral property option payments and
exploration expenditures	-	-	11,450
Professional fees	715	1,088	47,548

Net Loss For The Period	3,540	8,592	496,568

Deficit Accumulated During The Development
Stage, Beginning Of Period	528,781	103,007	-
Excess Of Consideration Paid For Dollar
Maker, Inc. In Excess Of Additional Paid In
Capital At The Date Of The Transaction	-	-	35,753

Deficit Accumulated During The Development Stage, End Of Period	$532,321	$111,599	$532,321

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,853,500	5,353,500

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(3,540)	$(8,592)	$(496,568)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Stock issued for other than cash	-	-	402,750
Change in accounts payable	433	3,571	25,661
	(3,107)	(5,021)	(68,157)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	11,850
Loans payable	-	4,516	102,011
	-	4,516	113,861

Increase (Decrease) In Cash	(3,107)	(505)	704

Cash, Beginning Of Period	3,811	2,022	-

Cash, End Of Period	$704	$1,517	$704

Supplemental Disclosure Of Non-Cash Financing
And Investing Activities
Common shares issued pursuant to acquisition
agreement	-	-	1,000

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Inception Company was incorporated in the State of Nevada, U.S.A., on December 30, 1998.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $496,568 for the period from December 30, 1998 (inception) to January 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
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

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
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

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

4.

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

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	LICENSE AGREEMENT (Continued) Since the future cash flows from the licensed patent rights cannot be determined at the date of acquisition, the cost has been charged to operations.

5.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for the following consideration:

	a)	The issuance of 250,000 common shares (issued).

	b)	Cash payments totalling $200,000 payable as follows:

		i)	$5,000 on execution of the agreement (paid);
		ii)	$5,000 by June 1, 2004;
		iii)	$25,000 by June 1, 2005;
		iv)	$35,000 on June 1, 2006;
		v)	$55,000 on June 1, 2007;
		vi)	$75,000 on June 1, 2008.

	c)	Exploration expenditures totalling $100,000 to be incurred as follows:

		i)	$10,000 by August 30, 2004;
		ii)	an additional $40,000 by August 30, 2005;
		iii)	a further $50,000 by August 30, 2006.

6.	LOANS PAYABLE

	JANUARY 31	OCTOBER 31
	2004	2003

Repayable on demand with interest at 8% per annum	$45,000	$45,000
Repayable on demand without interest	57,011	57,011

	$102,011	$102,011

At January 31, 2004, accounts payable and accrued liabilities include $12,793 (2003 - $8,512) of accrued interest on the loans payable.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

	a)	During the period ended January 31, 2004, the Company incurred management fees of $1,000 (2003 - $1,000) to a director.

	b)	The loans payable described in Note 6 are payable to a director and companies with a common director.

8.	CONTINGENCY

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

In consideration of the transfer of these rights the Company has issued, to Santa Carla 2000 SRL, 500,000 restricted shares in its capital stock. As well, the Company will pay 10% of any future Net Revenues that may be derived from sales resulting from the license of the Patent

As of January 31, 2004, the Company had total assets of $704 consisting of cash on hand and total liabilities of $127,672 consisting of $25,661 in accounts payables and $102,011in loans payables.

For the period commencing December 30, 1998 (date of inception) to January 31, 2004, the Company has incurred a net loss of $496,568, and has generated no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the development of its nanotechnology patent rights. Presently it does not have any arrangements in place for future equity financing.

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

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during the three month period ended January 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

March 3, 2004.	/s/Mario Aiello
Mario Aiello, President