Form 10QSB
period 2004-04-30
INFINEX VENTURES INC
filed 2004-06-17
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six month period ended April 30, 2004.

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

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     ☒   Yes   ☐   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,853,500 Shares of $0.001 par value Common Stock outstanding as of April 30, 2004.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2004 are not necessarily indicative of the results that can be expected for the year ending October 31, 2004.

INFINEX VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$183	$3,811

LIABILITIES

Current
Accounts payable and accrued liabilities	$28,662	$25,228
Loans payable (Note 6)	102,011	102,011
	130,673	127,239

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
5,853,500 common shares at April 30, 2004 and October
31, 2003	5,853	5,853

Additional paid-in capital	399,500	399,500

Deficit Accumulated During The Development Stage	(535,843)	(528,781)
	(130,490)	(123,428)

	$183	$3,811

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2004	2003	2004	2003	2004

Expenses
Bank charges	$20	$31	$46	$86	$576
Consulting	-	1,000	1,000	2,000	6,500
Interest	1,118	1,024	2,259	2,076	13,911
License fee (Note 4)	-	-	-	-	400,000
Office facilities and sundry	814	1,210	1,472	6,607	18,535
Mineral property option
payments and exploration
expenditures	-	-	-	-	11,450
Professional fees	1,570	770	2,285	1,858	49,118

Net Loss For The Period	3,522	4,035	7,062	12,627	500,090

Deficit Accumulated During
The Development Stage,
Beginning Of Period	532,321	111,599	528,781	103,007	-

Excess Of Consideration Paid
For Dollar Maker, Inc. In
Excess Of Additional Paid In
Capital At The Date Of The
Transaction					35,753
	-	-	-	-

Deficit Accumulated During
The Development Stage, End
Of Period	$535,843	$115,634	$535,843	$115,634	$535,843

Basic And Diluted Loss Per
Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of
Shares Outstanding	5,853,500	5,353,500	5,853,500	5,353,500

INFINEX VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(3,522)	$(4,035)	$(7,062)	$(12,627)	$(500,090)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Stock issued for other than cash	-	-	-	-	402,750
Change in accounts payable	3,001	(2,217)	3,434	1,354	28,662
	(521)	(6,252)	(3,628)	(11,273)	(68,678)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	-	-	11,850
Loans payable	-	5,049	-	9,565	102,011
	-	5,049	-	9,565	113,861

Increase (Decrease) In Cash	(521)	(1,203)	(3,628)	(1,708)	183

Cash, Beginning Of Period	704	1,517	3,811	2,022	-

Cash, End Of Period	$183	$314	$183	$314	$183

Supplemental Disclosure Of Non-Cash
Financing And Investing Activities
Common shares issued pursuant to
acquisition agreement	$-	$-	$-	$-	$1,000

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Inception

The Company was incorporated in the State of Nevada, U.S.A., on December 30, 1998.

	b)	Development Stage Activities

The Company is in the development stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

	c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $535,843 for the period from December 30, 1998 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004
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

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004
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

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

INFINEX VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	LICENSE AGREEMENT (Continued)

Since the future cash flows from the licensed patent rights cannot be determined at the date of acquisition, the cost has been charged to operations.

5.	MINERAL PROPERTY INTEREST

The Company had entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossan 1 to 9 mining claims located in Blaine County, Idaho, for consideration consisting of staged cash payments totalling $200,000 ($5,000 paid), issuance of 250,000 common shares (issued), and exploration expenditures totalling $100,000 by August 30, 2006.

During the period, the Company made a decision to terminate its participation under the option agreement.

6.	LOANS PAYABLE

	APRIL 30	OCTOBER 31
	2004	2003

Repayable on demand with interest at 8% per annum	$45,000	$45,000
Repayable on demand without interest	57,011	57,011

	$102,011	$102,011

At April 30, 2004, accounts payable and accrued liabilities include $13,911 (2003 - $9,536) of accrued interest on the loans payable.

7.	RELATED PARTY TRANSACTIONS

	a)	During the period ended April 30, 2004, the Company incurred management fees of $1,000 (2003 - $2,000) to a director.

	b)	The loans payable described in Note 6 are payable to a director and companies with a common director.

Item 2. Plan of Operation

The Company was organized as a Nevada corporation on December 30, 1998 for the purpose of acquiring and exploring mineral properties. In 2002, the Company decided to not pursue its business plan relating to its interest in the Long Canyon property until the necessary funding to implement the plan is secured.

Pursuant to an Asset Purchase Agreement dated August 20, 2002 that the Company entered into with Nano World Projects Corporation ("Nano World"), a Delaware corporation, the Company agreed to acquire from Nano World a series of patents and related assets and rights relating to Nano World's dynamic thin laminar flow process. The Company agreed also to acquire a 45% interest in Nano World's Italian subsidiary, Nano World Projects Europe S.P.A. In consideration of these assets, the Company had agreed to issue to Nano World 2,200,000 shares of restricted common stock in its capital. As well, Nano World was to retain a royalty equal to 3% of the gross revenues that the Company was to earn through the use of the patents.

The Company has decided not to complete the acquisition of these assets and the series of relating patents from Nano World Projects Corporation. The Company has also decided not to proceed with the acquisition of the 45% of Nano World's Italian subsidiary.

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

In consideration of the transfer of these rights the Company has issued, to Santa Carla 2000 SRL, 500,000 restricted shares in its capital stock. As well, the Company will pay 10% of any future Net Revenues that may be derived from sales resulting from the license of the Patent.

As of April 30, 2004, the Company had total assets of $183 consisting of cash on hand and total liabilities of $130,673 consisting of $28,662 in accounts payables and $102,011in loans payables.

For the period commencing December 30, 1998 (date of inception) to April 30, 2004, the Company has incurred a net loss of $535,843, and has generated no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business.

Subsequent to April 30, 2004 the Company has accepted the resignation of Mario Aiello from the positions of Director, Chief Executive Officer and Chief Financial Officer, Anathasios Raptis from the position of Director and Gregory Yanke from the position of Secretary.

In conjunction with these resignations Mr. Michael De Rosa was appointed as Director, President and Treasurer, Mr. Bernard Van Der Stichele was appointed as Director and Secretary and Mr. Kenneth J. Forbes was appointed as Director of the Company.

Subsequent to April 30, 2004 the Company has executed a Joint Venture and Option Agreement with 697446 B.C. Ltd. (the "Agreement") providing for the exploration and development of following mineral properties:

1.	Yew	Tenure Number 399712
2.	Yew 2	Tenure Number 399713
3.	Yew 3	Tenure Number 399714
4.	Yew 4	Tenure Number 399715
5.	Yew 5	Tenure Number 399716
6.	Yew 6	Tenure Number 399717
7.	Yew 8	Tenure Number 399718
(Collectively the "Yew Claims")

The Yew Claims are located on Texada Island, B.C. This region has a long history of mining dating back to 1876. Several high grade copper gold skarns were mined in the area.

MINE FILE 092F/516 describes the claims as follows:

"The area is dominated by Upper Triassic Karmutsen Formation (Vancouver Group) volcanic rocks consisting of typically fine-grained and/or feldspar phyric basalts and amygdaloidal basalts with minor intercalated limestone beds. At the Yew occurrence, stratigraphy is comprised of three rock units of the Karmutsen Formation. A lower, thick series of green-grey basalt flows that texturally change from amygdaloidal and non- amygdaloidal sequences, is overlain by a thin, white-grey fine-grained limestone that rapidly thins and thickens over short distances. Overlying the limestone is an amygdaloidal basalt breccia with fragments of amygdaloidal basalt up to 15 centimetres. White zeolites, epidote, pyrite, quartz and chlorite comprise vesicle fillings within the basalts.Two hundred metres north of the occurrence, two small diorite plugs intrude the basalts.

Massive pyrite, magnetite, pyrrhotite, minor chalcopyrite and trace bronite replaces limestone at the lower contact of the limestone bed. The mineralized zone is flat-lying, close to surface, thin and tabular, and ranges in thickness from 0.4 to 1.8 metres."

The Agreement provides for the following conditions:

1.	Delivery of 10,000 common shares in the capital stock of the Company upon execution of the Agreement;

2.	Company's obligation to carry out a drilling program for an amount not less than $250,000.00 (Cdn); within three months of the execution of the agreement.

3.
Upon completion of the drilling program, the Company will have the option to obtain a 55% interest in the Yew Claims by completing a feasibility study within two years of the completion of the Feasibility Study;

4.	For the period ending upon the completion of the feasibility study the Company will execute annual payment of $50,000.00 (Cdn) to 697446 B.C. Ltd.;

5.	Upon the exercise of the Option, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund the development of its nanotechnology patent rights. Presently it does not have any arrangements in place for future equity financing.

The Company anticipates incurring approximately $39,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($15,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200) over the next 12 months.

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

There were no reports filed on Form 8-K during the three month period ended April 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

June 17, 2004.	/s/ Michael De Rosa
Michael De Rosa, President