Form 10QSB
period 2004-07-31
INFINEX VENTURES INC
filed 2004-09-21
CIK 1076310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-29431

                             INFINEX VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                52-2151795
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   3914 Seaton Place, Las Vegas, Nevada 89121
                    (Address of Principal Executive Offices)

                                  450-229-2361
                           (Issuer's telephone number)

                      Box 18, 323-595 Howe Street Vancouver
                        British Columbia, Canada V6C 2T5
                     (Former name, address and fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 17, 2004: 6,438,850 shares of common stock, $0.001 par value.

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  JULY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                          INFINEX VENTURES, INC.
                       (A Development Stage Company)

                               BALANCE SHEET
                                (Unaudited)
                         (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------
                                                                                    JULY 31          OCTOBER 31
                                                                                      2004              2003
----------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                       $           165   $        3,811
     Prepaid expense                                                                      5,000                -
                                                                                ---------------   --------------
                                                                                $         5,165   $        3,811
================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        34,637   $       25,228
     Loans payable (Note 6)                                                             223,015          102,011
                                                                                ---------------   --------------
                                                                                        257,652          127,239
                                                                                ---------------   --------------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       75,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
        6,438,850 common shares at July 31, 2004 and October 31, 2003
                                                                                          5,853            5,853

     Additional paid-in capital                                                         399,500          399,500

Deficit Accumulated During The Development Stage                                       (657,840)        (528,781)
                                                                                ---------------   --------------
                                                                                       (252,487)        (123,428)
                                                                                ---------------   --------------

                                                                                $         5,165   $        3,811
================================================================================================================


                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                                                                       INCEPTION
                                                                                                                      DECEMBER 30
                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED                1998 TO
                                                       JULY 31                              JULY 31                     JULY 31
                                               2004               2003              2004               2003               2004
                                        -----------------------------------------------------------------------------------------
               Expenses
                Bank charges             $            18    $            33   $             64   $           119    $         594
                ------------
                 Consulting                            -              1,000              1,000             3,000            6,500
                 ----------
                  Interest                         1,263              1,058              3,522             3,134           15,174
                  --------
            License fee (Note 4)                       -            400,000             -                400,000          400,000
            --------------------
        Office facilities and sundry               9,264            (1,358)             10,736             5,249           27,799
        ----------------------------
     Mineral property option payments
         and exploration expenditures
                                                 109,517                  -            109,517            -               120,967
             Professional fees                     1,935              2,758              4,220             4,616           51,053
             -----------------
                                        -----------------------------------------------------------------------------------------

        Net Loss For The Period                  121,997            403,491            129,058           416,118          622,087
        -----------------------

    Deficit Accumulated During The
    Development Stage, Beginning Of
                 Period                          535,843            115,634            528,781           103,007                -
                 ------

   Excess Of Consideration Paid For
    Dollar Maker, Inc. In Excess Of
   Additional Paid In Capital At The
         Date Of The Transaction
                                                       -                  -                  -                 -           35,753
                                         -----------------------------------------------------------------------------------------

    Deficit Accumulated During The
    Development Stage, End Of Period
                                         $       657,840    $       519,125   $        657,840   $       519,125    $     657,840
===================================================================================================================================


   Basic And Diluted Loss Per Share
                                         $        (0.02)    $        (0.07)   $         (0.02)   $        (0.07)
================================================================================================================


  Weighted Average Number Of Shares
               Outstanding                     5,853,500          5,543,717          5,853,500         5,417,603
================================================================================================================



                          INFINEX VENTURES, INC.
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                                                                              INCEPTION
                                                                                                             DECEMBER 30
                                                      THREE MONTHS ENDED             NINE MONTHS ENDED         1998 TO
                                                            JULY 31                     JULY 31                JULY 31
                                                     2004           2003           2004           2003           2004

Cash Flows From Operating Activities
         Net loss for the period                  $(121,997)     $(403,491)     $(129,058)     $(416,118)     $(622,087)

Adjustments To Reconcile Net Loss To Net Cash
          Used By Operating Activities
          Stock issued for other than cash               --        400,000             --        400,000        402,750
             Change in accounts payable                 975           (660)         4,408            694         29,637
                                                   (121,022)        (4,151)      (124,650)       (15,424)      (189,700)

Cash Flows From Investing Activity
     Investment in Dollar Maker, Inc.                    --             --             --             --        (45,000)

Cash Flows From Financing Activities
           Share capital issued                          --             --             --             --         11,850
              Loans payable                         121,004          4,184        121,004         13,749        223,015
                                                         --          4,184        121,004         13,749        234,865

     Increase (Decrease) In Cash                        (18)            33         (3,646)        (1,675)           165

      Cash, Beginning Of Period                         183            314          3,811          2,022             --

         Cash, End Of Period                      $     165      $     347      $     165      $     347      $     165


Supplemental Disclosure Of Non-Cash Financing
            And Investing Activities
         Common shares issued pursuant to
                acquisition agreement             $      --      $      --      $      --      $      --      $   1,000


                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of July 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.


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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $657,840 for the period from December 30, 1998 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

     f)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

     During the period, the Company made a decision to terminate its participation under the option agreement.


6.   LOANS PAYABLE

                                                                                        JULY 31        OCTOBER 31
                                                                                          2004            2003
                                                                                     --------------- ----------------

    Repayable on demand with interest at 8% per annum                                $      45,000   $       45,000
    Repayable on demand without interest                                                   178,015           57,011
                                                                                     --------------- ----------------

                                                                                     $     223,015   $      102,011
                                                                                     =============== ================

     At July 31, 2004, accounts payable and accrued liabilities include $15,054 (2003 - $9,536) of accrued interest on the loans payable.


7.   RELATED PARTY TRANSACTIONS

     a) During the period ended July 31, 2004, the Company incurred management fees of $1,000 (2003 - $2,000) to a director.

     b) The loans payable described in Note 6 are payable to a director and companies with a common director.

Item 2. Plan of Operation
-------------------------

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

Pursuant to an Exclusive License Agreement entered into on May 8, 2003 with Santa Carla 2000 SRL, an Italian corporation, the Company has agreed to purchase 100% title and interest to a License of the world wide rights associated to a Nano Technology Italian Patent number AL2003A00000Z. This Patent relates to Tunnelling Magnet to resistance Structure and the Method of its Production. Pursuant to the terms of the License Agreement the Company has agreed to further develop the Patent Rights for commercial applications.
In consideration of the transfer of these rights the Company has issued, to Santa Carla 2000 SRL, 500,000 restricted shares in its capital stock. As well, the Company will pay 10% of any future Net Revenues that may be derived from sales resulting from the license of the Patent.

As of July 31, 2004, the Company had total assets of $5,165 consisting of cash on hand of $165 and $5,000 of prepaid expenses, total liabilities of $257,652 consisting of $34,637 in accounts payables and $223,015 in loans payables.

For the period commencing December 30, 1998 (date of inception) to July 31, 2004, the Company has incurred a net loss of $657,840, and has generated no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business.

On May 31, 2004 the Company has accepted the resignation of Mario Aiello from the positions of Director, Chief Executive Officer and Chief Financial Officer, Anathasios Raptis from the position of Director and Gregory Yanke from the position of Secretary. In conjunction with these resignations Mr. Michael De Rosa was appointed as Director, President and Treasurer, Mr. Bernard Van Der Stichele was appointed as Director and Secretary and Mr. Kenneth J. Forbes was appointed as Director of the Company.

On June 14, 2004 the Company has executed a Joint Venture and Option Agreement with 697446 B.C. Ltd. (the "Agreement") providing for the exploration and development of following mineral properties:


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

MINFILE 092F/516 describes the claims as follows:

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

Item 2. Changes in Securities

Effective July 25, 2004 each of the issued common shares in the capital of the Company shall be subdivided into 1.1 shares, as a result, the new issued and outstanding common shares in the capital of the Company is 6,438,850.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Report on Form 8-K

        (a)  Exhibits


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

(b)  Reports of Form 8-K

     On August 3, 2004, we filed a Form 8-K (SEC File No. 000-32843) to report the change in control that occurrred on May 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Infinex Ventures, Inc.

/s/ Michael De Rosa
------------------------------------
    Michael De Rosa, President


September 20, 2004.