Form 10KSB
period 2004-10-31
INFINEX VENTURES INC
filed 2005-02-14
CIK 1076310

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

         Commission File No.  000-32843


                          INFINEX VENTURES, INC.
                          ----------------------
          (Exact name of Registrant as specified in its charter)

          NEVADA                                            52-2151798
          ------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

3914 Seaton Place,
Las Vegas, Nevada                                              89121
-----------------                                              -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: 604-584-1895
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:         NONE

Securities registered pursuant to Section 12 (g) of the Act:     Common Stock
                                                              ($0.001 par value)

Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for year ended October 31, 2004 were $NIL. The Issuer is a development stage company and has no revenues to report at this time.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, as of February 11, 2005 was $ 14,715,400..

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [X]  NO [ ] NOT APPLICABLE

The number of shares of the issuer's Common Stock outstanding as of February 11, 2005 was 6,438,850.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [X]

                                TABLE OF CONTENTS

Part I                                                                                                        Page

         Item 1.           Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Item 2.           Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
         Item 3.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
         Item 4.           Submission of Matters to a Vote of Security holders . . . . . . . . . . . . . .     7

Part II

         Item 5.           Market for Common Equity and Related Stockholders Matters . . . . . . . . . . .     7
         Item 6.           Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
         Item 7.           Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
         Item 8.           Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .    22

Part III

         Item 9.           Directors, Executive Officers, Promoters and Control
                             Persons; Compliance with Section 16(a) of the
                           Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
         Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         Item 11. Security Ownership of Certain Beneficial Owners
                             And Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
         Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .    27
         Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
         Item 14. Controls & Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28


CAUTIONARY INORMATION ABOUT FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments, which the Company expects, believes or anticipates, will or may occur in the future are forward-looking statements. The words believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Infinex Ventures, Inc. "the Company" in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by the us, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks, and uncertainties identified in the description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent us from achieving our stated goals include: the inability of us not able to obtain financing for capital expenditures and acquisitions, declines or failure to develop in the market for the Company's products, development of superior products by competition, and adverse changes in the regulatory environment affecting the us.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or to persons acting on our or their behalf.

We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  Description of Business

General

We were incorporated under the laws of the State of Nevada on December 30 1998. We are a development stage company engaged in the exploration and evaluation of technology and mineral properties.

Under an agreement with 697446 B.C. Ltd., a private Canadian company (the "Agreement") dated for reference June 14, 2004 we acquired an option to earn a 55% interest in certain land packages;

Yew - Tenure Number 399712; Yew 2 - Tenure Number 399713;
Yew 3 - Tenure Number 399714; Yew 4 - Tenure Number 399715;
Yew 5 - Tenure Number 399716; Yew 6 - Tenure Number 399717;
and Yew - Tenure Number 399718

(The "Yew Claims")

The Agreement

For the 55% interest the consideration to be paid under the terms of the Agreement was: I) delivery of 10,000 common shares in the capital stock of the Company upon execution of the Agreement (the share issuance was postponed until the drilling program resumes in Spring 2005); ii) Company's obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the Agreement; iii) upon completion of the a feasibility study within two years of the completion of the drilling program; iv) for the period ending upon the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.; v) upon the exercise of the option under the Agreement, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

On October 31, 2004, the parties amended the agreement. The Company is now required to complete the drilling program obligation before June 30, 2005. To date, the Company has spent $118,300 (CDN$155,774) towards the obligations as follows:


           a)         Drilling                            $  84,800
                      Geology                                10,100
                      Management fees                         9,500
                      Assays                                  6,800
                      Report                                  4,200
                      Expenses/disbursements                  2,900
                                                           --------

                                                           $118,300

     b)   Gossen Claims

     In 1999, the Company entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossen 1 to 9 Mining Claims, located in Blaine County, Idaho, for consideration consisting of staged cash payments totaling $200,000 ($5,000 paid), issuance of 250,000 common shares (issued), and exploration expenditures totaling $100,000 by August 30, 2006. The Company has now terminated its obligations under the said option agreement


5.   EXCLUSIVE LICENSE AGREEMENT

Pursuant to an Exclusive License Agreement ("License") entered into on May 8, 2003 with Santa Carla 2000 SRL, a company based in Italy, the Company agreed to purchase a 100% interest in such License, to acquire the exclusive patent rights to a nanotechnology concept, known as tunneling magnestoresistance. In consideration the Company issued 500,000 common shares to Santa Carla 2000 SRL, as well as an agreement to pay a royalty of 10% of the net revenue and any future revenue that may be derived from the sales resulting from the use of the patent rights. The Company will, within the next quarter, decide whether to pursue and develop this technology further.

ITEM 2. Description of Claims

Yew Claims

The Yew Claims consist of Seven land packages, which are located on Texada Island, British Columbia, Canada. This region has a long history of mining dating back to 1876. Several high grade copper gold skarns were mined in the area.

The Yew Claims are located approximately 3 km, south of Vananda on Texada Island about 120 Km NW of Vancouver, British Columbia. It is found on NTS Map Sheet 92F/9E at coordinates 490 44' north latitude and 1240 34' west longitude.

Access to the property is by ferry from Powell River to Blubber Bay on the north coast of the island. A paved highway extends from Blubber Bay south, 8 Km, to Vananda and beyond to Gillies Bay. The main Texada Highway passes through the Yew claims. Aquila Air from Vancouver airport to the airport at Gillies Bay provides daily air service.

ITEM 3. Legal Proceedings

We are not currently a party to any pending legal proceeding or litigation and the Yew Claims is not the subject of any pending legal proceeding. Further, our officers and directors know of no legal proceedings against us, or our property contemplated by any governmental authority.


ITEM 4. Submission of Matters to a Vote of Security holders

Effective July 25, 2004, each of the issued common shares in the capital of the Company was subdivided into 1.1 common shares, as a result the new issued and outstanding common shares in the capital of the Company is 6,438,850.


                                     PART II

ITEM 5. Market for Common Equity and Related Stockholders Matters

We have no common equity subject to outstanding purchase options or warrants, or securities convertible into common equity. There is no common equity that is being, or has been publicly proposed to be, publicly registered by us.

As of the date of this Statement, there were 6,438,850 shares of our common stock outstanding, held by 149 shareholders of record.

Rule 144 Shares

In general, under Rule 144, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month (3) period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding, which in our case equals approximately 64,389 shares as of the date of this annual report; or

     2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Under Rule 144 (k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two (2) years, is entitled to sell their shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

ITEM 6. Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this annual report. We believe the financial information presented are fair in all material respects reflecting the financial position of the Company as of October 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended October 31, 2004, 2003 and 2002, and for the period from December 30, 1998 (date of inception) to October 31 2004, as audited and referenced in the attached auditors' report.

From inception, December 30, 1998 to October 31, 2004 we had a deficit accumulated during the development stage of $743,523. From inception December 31, 1998, we had expended $123,945 on legal, audit and accounting fees; $ 16,317 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $ 400,000 on license fees and $31,258 on office expenses; and incurred a $35,753 charge for excess consideration paid on an acquisition.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the form of loans or by selling our equity.

Our primary activity for the next 12 months, weather permitting, will be to carry out our obligations under the agreement's drill program. which are only initial phases of a full feasibility study lasting up to two years.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending October 31, 2004

We have not earned any revenues from operations from our incorporation on December 30, 1998, to October 31, 2004. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production. We are presently in the development stage of our and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims.

Net Loss

From our incorporation on December 30, 1998 to October 31, 2004, we recorded an operating loss of $707,770, consisting of $123,945 on legal, audit and accounting fees; $ 16,317 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $ 400,000 on license fees and $31,258 on office expenses. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At October 31, 2004, we had assets of $2,100 consisting of USD $2,100 cash in trust. Net stockholders' deficiency was $338,170 at October 31, 2004. We are a development stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders' equity.

Management has relied upon debt financing from shareholders and other loans. At October 31, 2004 loans payable included a loan repayable on demand with interest at 8% per annum compounded annually of $45,000 and additional loans repayable on demand without interest of $214,390 totaling $259,390. Accounts payable and accrued liabilities include $16,197 (2003 $11,652) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

ITEM 7. Financial Statements

                                                                         MORGAN
                                                                      & COMPANY
                                                          Chartered Accountants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Directors and Stockholders of
Infinex Ventures, Inc.
(A development stage company)

We have audited the accompanying balance sheets of Infinex Ventures, Inc. (a development stage company) as at October 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' deficiency for the years ended October 31, 2004, 2003, and 2002, and for the period from December 30, 1998 (date of inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended October 31, 2004, 2003, and 2002, and for the period from December 30, 1998 (date of inception) to October 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has accumulated a deficit of $743,523 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                            "Morgan & Company"

January 28, 2005                                           Chartered Accountants

Tel:  (604) 687-5841                               P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075                          Suite 1488-700 West Georgia Street
www.morgan-cas.com                                       Vancouver, B.C. V7Y 1A1


                             INFINEX VENTURES, INC.
                          (A Development Stage Company)


                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                            OCTOBER 31
                                                                                         2004             2003
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash in trust                                                                $        2,100   $        -
     Cash in bank                                                                          -                3,811
                                                                                  ----------------------------------

                                                                                           2,100            3,811
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                     $       80,880   $       25,228
     Loans payable (Notes 3 and 6)                                                       259,390          102,011
                                                                                  ----------------------------------
                                                                                         340,270          127,239
                                                                                  ----------------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       75,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
        6,438,850 common shares at October 31, 2004 and 2003                               6,439            6,439

     Additional paid-in capital                                                          398,914          398,914

Deficit Accumulated During The Development Stage                                        (743,523)        (528,781)
                                                                                  ----------------------------------
                                                                                        (338,170)        (123,428)
                                                                                  ----------------------------------

                                                                                  $        2,100   $        3,811
====================================================================================================================





                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     DECEMBER 30
                                                             YEARS ENDED                               1998 TO
                                                              OCTOBER 31                             OCTOBER 31
                                             2004                 2003                2002              2004
--------------------------------------------------------------------------------------------------------------------

Revenue                               $             -     $              -      $             -   $           -
                                      ------------------------------------------------------------------------------

Expenses
     Bank charges                                  87                  189                  126             617
     Consulting                                 1,000                3,000                    -           6,500
     Interest                                   4,665                4,192                3,890          16,317
     License fee (Note 5)                           -              400,000                    -         400,000
     Mineral property option
       payments and exploration
       expenditures (Note 4(a))

                                              118,300               -                     2,100         129,750
     Office facilities and sundry
                                               13,578                3,411                8,964          30,641
     Professional fees                         77,112               14,982                5,727         123,945
                                      ------------------------------------------------------------------------------

Net Loss For The Period               $       214,742     $        425,774      $        20,807   $     707,770
====================================================================================================================


Basic And Diluted Loss Per Share
                                      $         (0.03)    $          (0.07)     $         (0.01)
=================================================================================================


Weighted Average Number Of Shares
  Outstanding
                                            6,438,850            6,081,727            5,888,850
=================================================================================================



                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                               INCEPTION
                                                                                                              DECEMBER 30
                                                                           YEARS ENDED                          1998 TO
                                                                            OCTOBER 31                         OCTOBER 31
                                                                2004            2003             2002             2004
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss for the period                                 $(214,742)       $(425,774)       $ (20,807)       $(707,770)

Adjustments To Reconcile Net Loss To Net Cash Used
  By Operating Activities
     Stock issued for license fee                                   --          400,000               --          402,750
     Change in accounts payable and accrued
       liabilities                                              55,652            7,432            1,284           80,880
                                                             ------------------------------------------------------------
                                                              (159,090)         (18,342)         (19,523)        (224,140)
                                                             ------------------------------------------------------------

Cash Flows From Investing Activity
     Investment in Dollar Maker, Inc.                               --               --               --          (45,000)
                                                             ------------------------------------------------------------

Cash Flows From Financing Activities
     Share capital issued                                           --               --               --           11,850
     Loans payable                                             157,379           20,131           21,039          259,390
                                                             ------------------------------------------------------------
                                                               157,379           20,131           21,039          271,240
                                                             ------------------------------------------------------------

(Decrease) Increase In Cash For The Period                      (1,711)           1,789            1,516            2,100

Cash, Beginning Of Period                                        3,811            2,022              506               --
                                                             ------------------------------------------------------------


Cash, End Of Period                                          $   2,100        $   3,811        $   2,022        $   2,100
=========================================================================================================================


Supplemental Disclosure Of Cash Flow Information
     Interest paid                                           $      --        $      --               --        $      --
     Income taxes paid                                              --               --               --               --
=========================================================================================================================


Supplemental Disclosure Of Non-Cash Financing And
  Investing Activities
     Common shares issued pursuant to acquisition
       agreement                                             $      --        $      --        $      --        $   1,000
=========================================================================================================================




                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

          PERIOD FROM INCEPTION, DECEMBER 30, 1998, TO OCTOBER 31, 2004
                            (Stated in U.S. Dollars)


                                                                      COMMON STOCK
                                                         ----------------------------------------
                                                                                       ADDITIONAL
                                                                                        PAID-IN
                                                            SHARES         AMOUNT       CAPITAL      DEFICIT        TOTAL
                                                         ---------------------------------------------------------------------
Shares issued for services
     at $0.001                                              2,750,000    $   2,750    $    (250)    $      --     $   2,500
Shares issued for cash
     at $0.001                                              2,750,000        2,750         (250)           --         2,500
Shares issued for mineral property
     option at $0.001                                         275,000          275          (25)           --           250
Shares issued for cash
     at $0.10                                                 102,850          103        9,247            --         9,350
Net loss for the period                                            --           --           --       (10,839)      (10,839)
                                                         ---------------------------------------------------------------------

Balance, October 31, 1999                                   5,877,850        5,878        8,722       (10,839)        3,761

Net loss for the year                                              --           --           --        (8,259)       (8,259)
                                                         ---------------------------------------------------------------------

Balance, October 31, 2000                                   5,877,850        5,878        8,722       (19,098)       (4,498)

Shares issued for acquisition of Dollar
  Maker, Inc. at $0.10                                         11,000           11          989            --         1,000
Excess of consideration paid for Dollar
  Maker, Inc. in excess of additional
  paid-in capital at the date of the
  transaction                                                      --           --      (10,247)      (35,753)      (46,000)
Net loss for the year                                              --           --           --       (27,349)      (27,349)
                                                         ---------------------------------------------------------------------

Balance, October 31, 2001                                   5,888,850        5,889         (536)      (82,200)      (76,847)

Net loss for the year                                              --           --           --       (20,807)      (20,807)
                                                         ---------------------------------------------------------------------

Balance, October 31, 2002                                   5,888,850        5,889         (536)     (103,007)      (97,654)

Shares issued for license fee at $0.80                        550,000          550      399,450            --       400,000

Net loss for the year                                              --           --           --      (425,774)     (425,774)
                                                         ---------------------------------------------------------------------

Balance, October 31, 2003                                   6,438,850        6,439      398,914      (528,781)     (123,428)

Net loss for the year                                              --           --           --      (214,742)     (214,742)
                                                         ---------------------------------------------------------------------

Balance, October 31, 2004                                   6,438,850    $   6,439    $ 398,914     $(743,523)    $(338,170)
                                                         =====================================================================


                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS AND GOING CONCERN

     a)   Organization

          Infinex Ventures, Inc. ("the Company") was incorporated in the State of Nevada, U.S.A., on December 30, 1998. On July 23, 2004, the Board of Directors authorized a 1 for 1.1 stock split on the common shares. The authorized number of common shares remain at 75,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares have been restated to reflect the stock split.

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

          As shown in the accompanying financial statements, the Company has accumulated a deficit of $743,523 for the period from December 30, 1998 (inception) to October 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from these estimates.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Development Stage Company

          The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception are considered part of the Company's development stage activities.

     b)   Licenses, Option Payments, and Exploration Costs

          The Company expenses all costs related to the maintenance and exploration of technologies and mineral claims in which it has secured rights prior to establishment of commercial feasibility. To date, the Company has not established commercial feasibility, therefore, all costs are being expensed.

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

     d)   Financial Instruments

          The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable.

          Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments, and the fair value of these financial instruments approximates their carrying values.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At October 31, 2004 and 2003, the Company had no outstanding common stock equivalents so loss per share equals diluted loss per share.

     f)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

          i)   monetary items at the rate prevailing at the balance sheet date;
          ii)  non-monetary items at the historical exchange rate;
          iii) revenue and expense at the rate in effect at the time of the transaction.

     g)   Recent Accounting Pronouncements

          In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In November and December 2004, FASB issued SFAS No. 151, 152 and 153. None of these new standards has any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

3.   LOANS PAYABLE


                                                                                          2004            2003
                                                                                     --------------- ----------------

    Repayable on demand with interest at 8% per annum compounded annually            $      45,000   $       45,000
    Repayable on demand without interest                                                   214,390           57,011
                                                                                     --------------  ---------------

                                                                                     $     259,390   $      102,011
                                                                                     ==============  ===============

     At October 31, 2004, accounts payable and accrued liabilities include $16,197 (2003 - $11,652) of accrued interest on the loans payable.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003
                            (Stated in U.S. Dollars)



4.   MINERAL PROPERTY INTEREST

     a)   Yew Claims

          On June 14, 2004, the Company entered into an agreement with 697446 B.C. Ltd. (the "Agreement") providing for the exploration and development of the following mineral properties:

                       Yew            Tenure Number 399712
                       Yew 2          Tenure Number 399713
                       Yew 3          Tenure Number 399714
                       Yew 4          Tenure Number 399715
                       Yew 5          Tenure Number 399716
                       Yew 6          Tenure Number 399717
                       Yew 8          Tenure Number 399718
                       (Collectively the "Yew Claims")


          The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

          The agreement gives the Company the right to acquire a 55% interest in the claims providing the following conditions are met:

          i) Delivery of 10,000 common shares in the capital stock of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Spring 2005);

          ii) Company's obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

          iii) Completion of a feasibility study within two years of the completion of the drilling program;

          iv) For the period ending upon the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

          v) Upon the exercise of the option, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003
                            (Stated in U.S. Dollars)



4.   MINERAL PROPERTY INTEREST (Continued)

     a)   Yew Claims (Continued)

          On October 31, 2004, the parties amended the agreement. The Company is now required to complete the drilling program obligation before June 30, 2005. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

          Drilling                               $      $84,800
          Geology                                        10,100
          Management fees                                 9,500
          Assays                                          6,800
          Report                                          4,200
          Expenses/disbursements                          2,900
                                               -----------------

                                                 $     $118,300
                                               =================

     b)   Gossen Claims

          In 1999, the Company entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossen 1 to 9 mining claims located in Blaine County, Idaho, for consideration consisting of staged cash payments totalling $200,000 ($5,000 paid), issuance of 250,000 common shares (issued), and exploration expenditures totalling $100,000 by August 30, 2006.

          During the year, the Company terminated its participation under the option agreement.

5.   LICENSE AGREEMENT

          During the year ended October 31, 2003, the Company entered into a License Agreement with Santa Clara 2000 SRL, an Italian corporation, to acquire the exclusive patent rights to a nanotechnology concept, known as tunnelling magnetoresistance, in consideration of the issuance of 500,000 common shares (issued), and the agreement to pay a royalty in the amount of 10% of the net revenue derived from the use of the patent rights.

          Since the future cash flows from the licensed patent rights could not be determined at the date of acquisition, the cost was charged to operations.

                             INFINEX VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003
                            (Stated in U.S. Dollars)



6.   RELATED PARTY TRANSACTIONS

     During the year ended October 31, 2004, the Company incurred consulting fees of $1,000 (2003 - $2,000) to a former director.

     As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $109,217 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the year ended October 31, 2004, the third party corporation expended $157,379 on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.


7.   INCOME TAXES

     The Company has accumulated losses for tax purposes of approximately $700,000.

     The Company has not recorded any future income tax benefits relating to these losses.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Infinex Ventures:

Dates                  Name                          Age       Position
-----                  ----                          ---       --------
May 31, 2004           Michael DeRosa                70        President, Chief Financial Officer
Present                                                        and Director

May 31, 2004 to        Bernard Van Der Stichele      72        Secretary/Treasurer, Director
Present

May 31, 2004 to        Kenneth J. Forbes             86        Director
Present

Michael De Rosa
Director, President and Treasurer

Michael De Rosa are an international business consultant and have been active as a Director and Officer of various private and public corporations for more than 25 years. He is currently the President and a Director of BLOK-R Corporation, which owns the patent on a unique product made from recycled tires and is the Chairman and a Director of IFC Globex Corporation, a private development and management Company. Mr. De Rosa is the Chairman of Michael D. De Rosa & Associates, an international consulting firm, providing management and administrative assistance to various companies in the private and public sectors as well as to governmental agencies on a world wide basis in the fields of technology, manufacturing and mining.

Kenneth J. Forbes
Director

Mr. Forbes is a senior businessman and formerly the President of Bovril Corporation in Canada and the U.S.A. and the President of Catelli-Habitant Foods Ltd. He was formerly responsible for the Quebec Ministry of Trade and Commerce investment in Quebec from the Eastern United States. He has been a member of the Duke of Edinburgh Commonwealth Conference Council since 1956.

Bernard Van Der Stichele
Director and Secretary

Mr. Van Der Stichele have a Master of Arts in Business Administration from the University of Oregon. He has worked in numerous senior financial positions for over Thirty-Eight (38) years. He has acted as senior auditor for the Bank of Montreal and Iron Ore Company of Canada. He was also Vice-President of Finance and Corporate Development for Power Gas Corporation.

None of the persons specified above share any family relationships. Other than the persons specified above, there are currently no significant employees are expected to make a significant contribution to our business.

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended October 31, 2004, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2004.

                          Annual Compensation                             Long Term Compensation
                          -------------------                             ----------------------
                                                       Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------           -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
M.DeRosa           President  2004     $0       0      0                  0                0          0             $  0
B.Van DerStichele  Director   2004     $0       0      0                  0                0          0                0
K.J.Forbes         Secretary  2004     $0       0      0                  0                0          0                0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that the following persons filed reports late:


                                                  Number     Transactions     Known Failures
                                                  Of late      Not Timely       To File a
Name and principal position                       Reports      Reported        Required Form
---------------------------                       -------      --------        -------------

Michael DeRosa                                       0             0                 0
(President and director)
Bernard Van DerStichele                              0             0                 0
(Director/Secretary)
Kenneth J. Forbes                                    0             0                 0
(Director)

IITEM 11. Security Owenrship of Certain Beneficial Owners and Management.

The following table sets forth, as of October 31, 2004, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.


                                               NAME OF                   SHARES OF
TITLE OF CLASS                                 BENEFICIAL OWNER          COMMON STOCK       PERCENT OF CLASS
5% + STOCKHOLDERS
Common Stock                                   Michael De Rosa           3,036,000                47 %





DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Common Stock                                   Michael De Rosa           3,036,000                47 %
                                               President, CEO, CFO
                                               and Director

Common Stock                                   Bernard Van Der Stichele          0
                                                                                                    0%
                                               Director & Secretary

Common Stock                                   Kenneth J. Forbes                 0
                                                                                                    0%
                                               Director
DIRECTORS AND                                                            3,036,000                 47%
OFFICERS AS A
GROUP

*Based on 6,438,850 common shares issued and outstanding on the date of this report.

As at October 31, 2004, none of our officers or directors had received any form of compensation for services rendered on our behalf, neither has any form of compensation accrued to any officer or director for such services. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit- sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Consulting Agreements

We have no employment/consulting contracts or compensatory plan or any arrangement with an executive officer or director. Our directors currently do not receive any cash compensation for their services as members of the board of directors, save and except as mentioned in the "Summary Compensation Table" above. There is no compensation committee, and no compensation policies have been adopted.

                            DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 75,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of October 31, 2004, there were 6,438,850 shares of our common stock issued and outstanding that is held by 149 stockholders of record.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder's vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A Vote by the holders of a majority of our outstanding shares are required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

ITEM 12. Certain Relationships and Related Transactions

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then president of the Company. Effective August 11, 2004 the then outstanding balance of loans payable, amounting to $109,217 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. During the year ended October 31, 2004, thee third party corporation expended $157,379 on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the year ended October 31, 2004, the Company incurred consulting fees of $1,000 (2003 - $2,000) to a former director.

We have entered into an agreement and Option Agreement (the "Agreement") dated June 14, 2004 with 697446 B.C. Ltd. providing for the exploration and development of certain mineral properties known as the Yew Claims. . The Agreement provides for us to acquire an undivided 55% interest in the claims providing the following conditions are met: I) delivery of 10,000 common shares in the capital stock of the Company upon execution of the Agreement (the share issuance was postponed until the drilling program resumes in Spring 2005); ii) Company's obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the Agreement;
iii) upon completion of the drilling program, the Company will have the option to obtain a 55% interest in the Yew Claims by completing a feasibility study within two years of the completion of the drilling program; iv) for the period ending upon the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.; v) upon the exercise of the option under the Agreement, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

On October 31, 2004, the parties amended the agreement. The Company is now required to complete the drilling program obligation before June 30, 2005. To date, the Company has spent $118,300 (CDN$155,774) towards the obligations as follows:

           a)         Drilling                            $  84,800
                      Geology                                10,100
                      Management fees                         9,500
                      Assays                                  6,800
                      Report                                  4,200
                      Expenses/disbursements                  2,900

                                                                        $118,300


     c)   Gossen Claims

     In 1999, the Company entered into an option agreement, as amended, to acquire a 100% interest, subject to a 2% net smelter royalty, in the Gossen 1 to 9 Mining Claims, located in Blaine County, Idaho, for consideration consisting of staged cash payments totaling $200,000 ($5,000 paid), issuance of 250,000 common shares (issued), and exploration expenditures totaling $100,000 by August 30, 2006. The Company has now terminated its obligations under the said option agreement


ITEM 13. Exhibits, and Reports on Form 8-K


EXHIBIT
NUMBER                DESCRIPTION
------------          --------------------
32.1                  Officers Certification - M.De Rosa
32.1                  Officers Certification - K. J. Forbes
------------

Reports on Form 8-K

During our fiscal year ended October 31, 2004, we filed a report on Form 8-K-dated May 31, 2004 concerning the following:

1) The resignation of Mario Aiello, our then president, chief executive officer, chief financial officer and member of our board of directors since November 10, 2000. Mr. Aiello resigned his position with the Company due to personal and other professional obligations and was not due to a disagreement with the Company, on any matter relating to the Company; On the same date Greg Yanke and Athanaslos Raptis also tendered their resignations from our board of directors. Pursuant to their resignations, Mr. Michael De Rosa was appointed as President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Bernard Van Der Stichele was appointed as Director and Secretary and Kenneth J. Forbes were appointed as Director. Pursuant to a Share Purchase Agreement dated May 31, 2004 Mr. Mario Aiello, our former president and director has transferred 2,760,000 restricted shares in our common stock, beneficially owned by him to Mr. De Rosa our now President and Director in consideration for payment to him of $26,000 by Mr. De Rosa.

2) Pursuant to a Joint Venture and Option Agreement ("Agreement") with 697446 B.C. Ltd. to earn a 55% interest in Seven Mineral Claims located on Texada Island, British Columbia, Canada (the "Yew Claims"). The Agreement provided the issuance of 10,000 common shares in the Company's capital stock upon execution; an obligation to carry out a drilling program on the Yew Claims; pay 697446 B.C. Ltd. $50,000 annually until feasibility study completion; and on completion of the Option, the Company will enter into a joint venture agreement with 697446 B.C. Ltd. to develop the Yew Claims in accordance with the feasibility study recommendations.


ITEM 14. Controls and Procedures

Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities & Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to materials information relating to us required to be included in this Annual Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINEX VENTURES INC.


By:        /s/  Michael De Rosa
           ----------------------------
           Michael De Rosa,
           President and Director
           Date:    February 11, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:        /s/ Bernard Van Der Stichele
           -----------------------------
           Bernard Van Der Stichele, Secretary/, Director
           Date:    February 11, 2005


By:        /s/  Kenneth J. Forbes
           -----------------------------
           Kenneth J. Forbes, Director
           Date: February11, 2005