Form 10QSB
period 2005-01-31
INFINEX VENTURES INC
filed 2005-03-16
CIK 1076310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________________

FORM 10-QSB

______________________________________

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended January 31, 2005.

[	]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period	to

Commission File Number:	0-29431

INFINEX VENTURES, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2151795
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

3914 Seaton Place Las Vegas, Nevada	89121
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	702-387-4005

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,438,850 Shares of $0.001 par value Common Stock outstanding as of March 14, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

INFINEX VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

INFINEX VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	JANUARY 31, 2005	OCTOBER 31, 2004

ASSETS

Current
Cash in trust	$2,100	$2,100
Prepaid expenses	3,662	-

	5,762	2,100

LIABILITIES

Current
Accounts payable and accrued liabilities	$79,711	$80,880
Loans payable (Notes 3 and 6)	274,015	259,390
	353,726	340,270

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
6,438,850 common shares at January 31, 2005 and October 31, 2004	6,439	6,439

Additional paid-in capital	398,914	398,914

Deficit Accumulated During The Development Stage	(753,317)	(743,523)
	(347,964)	(338,170)

	$5,762	$2,100

INFINEX VENTURES, INC.

(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2005	2004	2005

Expenses
Bank charges	$-	$26	$617
Consulting	-	1,000	6,500
Interest	1,234	1,141	17,551
License fee (Note 4)	-	-	400,000
Office facilities and sundry	5,818	658	36,459
Mineral property option payments and exploration expenditures	-	-	129,750
Professional fees	2,742	715	126,687

Net Loss For The Period	9,794	3,540	717,564

Deficit Accumulated During The Development Stage, Beginning Of Period	743,523	528,781	-

Excess Of Consideration Paid For Dollar Maker, Inc. In Excess Of Additional Paid In Capital At The Date Of The Transaction	-	-	35,753

Deficit Accumulated During The Development Stage, End Of Period	$753,317	$532,321	$753,317

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	6,438,850	6,438,850

INFINEX VENTURES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(9,794)	$(3,540)	$(717,564)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock issued for other than cash	-	-	402,750
Change in prepaid expenses	(3,662)	-	(3,662)
Change in accounts payable	(1,169)	433	79,711
	(14,625)	(3,107)	(238,765)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	11,850
Loans payable	14,625	-	274,015
	14,625	-	285,865

Increase (Decrease) In Cash	-	(3,107)	2,100

Cash, Beginning Of Period	2,100	3,811	-

Cash, End Of Period	$2,100	$704	$2,100

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	-
Income taxes paid	-	-	-

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	-	-	1,000

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

a)	Organization

Infinex Ventures, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 30, 1998. On July 23, 2004, the Board of Directors authorized a 1 for 1.1 stock split on the common shares. The authorized number of common shares remain at 75,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares have been restated to reflect the stock split.

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

As shown in the accompanying financial statements, the Company has accumulated a deficit of $753,317 for the period from December 30, 1998 (inception) to January 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception are considered part of the Company’s development stage activities.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments, and the fair value of these financial instruments approximates their carrying values.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At January 31, 2005 and October 31, 2004, the Company had no outstanding common stock equivalents so loss per share equals diluted loss per share.

f)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the rate in effect at the time of the transaction.

g)	Recent Accounting Pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In November and December 2004, FASB issued SFAS No. 151, 152 and 153. None of these new standards has any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

3.	LOANS PAYABLE

	JANUARY31, 2005	OCTOBER31, 2004

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,015	214,390

	$274,015	$259,390

At January 31, 2005, accounts payable and accrued liabilities include $17,431 (2004 - $16,197) of accrued interest on the loans payable.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

On June 14, 2004, the Company entered into an agreement with 697446 B.C. Ltd. (the “Agreement”) providing for the exploration and development of the following mineral properties:

Yew 7	Tenure Number 345340
Yew 2	Tenure Number 399713
Yew 3	Tenure Number 399714
Yew 4	Tenure Number 399715
Yew 5	Tenure Number 399716
Yew 6	Tenure Number 399717
Yew 8	Tenure Number 399718
(Collectively the “Yew Claims”)

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

The agreement gives the Company the right to acquire a 55% interest in the claims providing the following conditions are met:

i)	Delivery of 10,000 common shares in the capital stock of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Spring 2005);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	For the period ending upon the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the option, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

a)	Yew Claims (Continued)

On October 31, 2004, the parties amended the agreement. The Company is now required to complete the drilling program obligation before June 30, 2005. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

b)	Gossen Claims

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

During 2004, the Company terminated its participation under the option agreement.

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $109,217 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the three months ended January 31, 2005, the third party corporation expended $14,625 (2004 - $157,379) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

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

The Company has decided not to complete the acquisition of these assets and the series of relating patents from Nano World Projects Corporation. The Company has also decided not to proceed with the acquisition of the 45% of Nano World’s Italian subsidiary.

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

On June 14, 2004 the Company executed a Joint Venture and Option Agreement with 697446 B.C. Ltd. (the "Agreement") providing for the exploration and development of following mineral properties:

1.	Yew 7	Tenure Number 345340
2.	Yew 2	Tenure Number 399713
3.	Yew 3	Tenure Number 399714
4.	Yew 4	Tenure Number 399715
5.	Yew 5	Tenure Number 399716
6.	Yew 6	Tenure Number 399717
7.	Yew 8	Tenure Number 399718
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

Massive pyrite, magnetite, pyrrhotite, minor chalcopyrite and trace bronite replaces limestone at the lower contact of the limestone bed. The mineralized zone is flat-lying, close to surface, thin and tabular, and ranges in thickness from 0.4 to 1.8 metres.”

From inception, December 30, 1998 to January 31, 2005 we had a deficit accumulated during the development stage of $753,317. From inception December 30, 1998, we had expended $126,687 on legal, audit and accounting fees; $ 17,551 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $ 400,000 on license fees and $36,459 on office expenses; and incurred a $35,753 charge for excess consideration paid on an acquisition.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the form of loans or by selling our equity.

Our primary activity for the next 12 months, weather permitting, will be to carry out our obligations under the Agreement’s drill program. which are only initial phases of a full feasibility study lasting up to two years.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending January 31, 2005

We have not earned any revenues from operations from our incorporation on December 30, 1998, to January 31, 2005. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into commercial production. We are presently in the development stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims .

Net Loss

For the three months ended January 31, 2005, we recorded an operating loss of $9,794, consisting of $2,742 on legal, audit and accounting fees; $ 1,234 on interest and $5,818 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

As of January 31, 2005, the Company had total assets of $5,762 consisting of cash in trust of $2,100 and $3,662 of prepaid expenses and total liabilities of $353,726 consisting of $79,711 in accounts payables and $274,015 in loans payables. The net stockholders’ deficiency at January 31, 2005 was $347,964. We are a development stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and other loans. At January 31, 2005 loans payable included a loan repayable on demand with interest at 8% per annum compounded annually of $45,000 and additional loans repayable on demand without interest of $229,015 totaling $274,015. Accounts payable and accrued liabilities include $17,431 (2004 $16,197) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

The Company anticipates incurring approximately $40,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($15,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200) over the next 12 months. A further $90,000 of resource property expenditures are committed under of the Yew Claims Agreement, these expenditures must be made by June 30, 2005 if the Company’s is to retain its 55% interest in the mineral claims.

The Company is unable to estimate approximate costs for development and marketing of the nanotechnology assets it has acquired until such time as it raises sufficient financing for operations and complete its acquisition of these assets.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

There were no reports filed on Form 8-K during the three month period ended January 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

March 15, 2005.	/s/ Michael De Rosa

Michael De Rosa, President