Form 10QSB
period 2005-04-30
INFINEX VENTURES INC
filed 2005-06-14
CIK 1076310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six month period ended April 30, 2005.

[	]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period	to

Commission File Number	0-29431

INFINEX VENTURES, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2151795

(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

3914 Seaton Place Las Vegas, Nevada	89121

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	450-229-2361

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,438,850 Shares of $0.001 par value Common Stock outstanding as of June 14, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

INFINEX VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2005

(Stated in U.S. Dollars)

INFINEX VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	APRIL 30, 2005	OCTOBER 31, 2004

ASSETS

Current
Cash	$608	$2,100

	608	2,100

LIABILITIES

Current
Accounts payable and accrued liabilities	$84,823	$80,880
Loans payable (Notes 3 and 5)	274,294	259,390
Due to related party (Note 5)	2,459	-
	361,576	340,270

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
6,438,850 common shares at April 30, 2005 and October 31, 2004	6,439	6,439

Additional paid-in capital	398,914	398,914

Deficit Accumulated During The Development Stage	(766,321)	(743,523)
	(360,968)	(338,170)

	$608	$2,100

INFINEX VENTURES, INC.

(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2005	2004	2005	2004	2005

Expenses
Bank charges	$40	$20	$40	$46	$657
Consulting	-	-	-	1,000	6,500
Interest	1,194	1,118	2,428	2,259	18,745
License fee (Note 4)	-	-	-	-	400,000
Office facilities and sundry	670	814	6,488	1,472	37,129
Mineral property option payments and exploration expenditures	-	-	-	-	129,750
Professional fees	11,100	1,570	13,842	2,285	137,787

Net Loss For The Period	13,004	3,522	22,798	7,062	730,568

Deficit Accumulated During The Development Stage, Beginning Of Period	753,317	532,321	743,523	528,781	-

Excess Of Consideration Paid For Dollar Maker, Inc. In Excess Of Additional Paid In Capital At The Date Of The Transaction	-	-	-	-	35,753

Deficit Accumulated During The Development Stage, End Of Period	$766,321	$535,843	$766,321	$535,843	$766,321

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	6,438,850	6,438,850	6,438,850	6,438,850

INFINEX VENTURES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(13,004)	$(3,522)	$(22,798)	$(7,062)	$(730,568)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock issued for other than cash	-	-	-	-	402,750
Change in prepaid expense	3,662	-	-	-	-
Change in accounts payable	5,112	3,001	3,943	3,434	84,823
	(4,230)	(521)	(18,855)	(3,628)	(242,995)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	-	-	11,850
Loans payable	279	-	14,904	-	274,294
Due to related party	2,459	-	2,459	-	2,459
	2,738	-	17,363	-	288,603

Increase (Decrease) In Cash	(1,492)	(521)	(1,492)	(3,628)	608

Cash, Beginning Of Period	2,100	704	2,100	3,811	-

Cash, End Of Period	$608	$183	$608	$183	$608

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$-	$1,000

Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

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

As shown in the accompanying financial statements, the Company has accumulated a deficit of $766,321 for the period from December 30, 1998 (inception) to April 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

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

b)	Website Content

The company expenses, as incurred, costs to develop, initialize, populate, and maintain content for its website.

3.	LOANS PAYABLE

	APRIL 30, 2005	OCTOBER31, 2004

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,294	214,390

	$274,294	$259,390

At April 30, 2005, accounts payable and accrued liabilities include $18,625 (2004 - $16,197) of accrued interest on the loans payable.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

On June 14, 2004, the Company entered into an agreement with 697446 B.C. Ltd. (the “Agreement”) providing for the exploration and development of the following mineral properties:

Yew	Tenure Number 399712
Yew 2	Tenure Number 399713
Yew 3	Tenure Number 399714
Yew 4	Tenure Number 399715
Yew 5	Tenure Number 399716
Yew 6	Tenure Number 399717
Yew 7	Tenure Number 345340
Yew 8	Tenure Number 399718
(Collectively the “Yew Claims”)

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

The agreement gives the Company the right to acquire a 55% interest in the claims providing the following conditions are met:

i)	Delivery of 10,000 common shares in the capital stock of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Spring 2005);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	For the period ending upon the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the option, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

a)	Yew Claims (Continued)

On October 31, 2004, and in the Spring of 2005, the parties amended the agreement. The Company is now required to complete the drilling program obligation before September 30, 2005. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $109,217 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the six months ended April 30, 2005, the third party corporation expended $14,904 (2004 - $157,379) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the six months ended April 30, 2005, the President of the Company advanced $2,459 (2004 - $NIL), these advances are unsecured, non interest bearing and with no specific terms of repayment.

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

On June 14, 2004 the Company executed a Joint Venture and Option Agreement with 697446 B.C. Ltd. (the “Agreement”) providing for the exploration and development of following mineral properties:

1.	Yew	Tenure Number 399712
2.	Yew 2	Tenure Number 399713
3.	Yew 3	Tenure Number 399714
4.	Yew 4	Tenure Number 399715
5.	Yew 5	Tenure Number 399716
6.	Yew 6	Tenure Number 399717
7.	Yew 7	Tenure Number 345340
8.	Yew 8	Tenure Number 399718

(Collectively the “Yew Claims”)

The Yew Claims are located on Texada Island, B.C. This region has a long history of mining dating back to 1876. Several high grade copper gold skarns were mined in the area.

MINFILE 092F/516 describes the claims as follows:

“The area is dominated by Upper Triassic Karmutsen Formation (Vancouver Group) volcanic rocks consisting of typically fine-grained and/or feldspar phyric basalts and amygdaloidal basalts with minor intercalated limestone beds. At the Yew occurrence, stratigraphy is comprised of three rock units of the Karmutsen Formation. A lower, thick series of green-grey basalt flows that texturally change from amygdaloidal and non- amygdaloidal sequences, is overlain by a thin, white-grey fine-grained limestone that rapidly thins and thickens over short distances. Overlying the limestone is an amygdaloidal basalt breccia with fragments of amygdaloidal basalt up to 15 centimetres. White zeolites, epidote, pyrite, quartz and chlorite comprise vesicle fillings within the basalts.Two hundred metres north of the occurrence, two small diorite plugs intrude the basalts.

Massive pyrite, magnetite, pyrrhotite, minor chalcopyrite and trace bronite replaces limestone at the lower contact of the limestone bed. The mineralized zone is flat-lying, close to surface, thin and tabular, and ranges in thickness from 0.4 to 1.8 metres.”

From inception, December 30, 1998 to April 30, 2005 we had a deficit accumulated during the development stage of $766,321. From inception December 30, 1998, we have expended $137,787 on legal, audit and accounting fees; $ 18,745 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $ 400,000 on license fees and $37,129 on office expenses; and incurred a $35,753 charge for excess consideration paid on an acquisition.

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

Results of Operations For Period Ending April 30, 2005

We have not earned any revenues from operations from our incorporation on December 30, 1998, to April 30, 2005. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into commercial production. We are presently in the development stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims .

Net Loss

For the six months ended April 30, 2005, we recorded an operating loss of $22,798, consisting of $13,842 on legal, audit and accounting fees; $ 2,428 on interest and $6,488 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our  exploration activities.

Liquidity and Further Capital Resources

As of April 30, 2005, the Company had total assets of $608 consisting of cash and total liabilities of $361,576 consisting of $84,823 in accounts payables, $274,294 in loans payables and $2,459 in due to related party. The net stockholders’ deficiency at April 30, 2005 was $360,968. We are a development stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and other loans. At April 30, 2005 loans payable included a loan repayable on demand with interest at 8% per annum compounded annually of $45,000 and additional loans repayable on demand without interest of $229,294 totaling $274,294. Accounts payable and accrued liabilities include $18,625 (2004 $16,197) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

The Company anticipates incurring approximately $40,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($15,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200) over the next 12 months. A further $90,000 of resource property expenditures are committed under of the Yew Claims Agreement, these expenditures must be made by September 30, 2005 if the Company’s is to retain its 55% interest in the mineral claims.

The Company is unable to estimate approximate costs for development and marketing of the nanotechnology assets it has acquired until such time as it raises sufficient financing for operations and complete its acquisition of these assets.

Forward-Looking Statements

This Form 10-QSB includes -” forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under “Plan of Operation”, regarding the Company’s financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s  expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

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

There were no reports filed on Form 8-K during the six month period ended April 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

June 14, 2005.	/s/ Michael De Rosa
Michael De Rosa, President