Form 10QSB
period 2005-07-31
INFINEX VENTURES INC
filed 2005-09-13
CIK 1076310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended July 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,438,850 Shares of $0.001 par value Common Stock outstanding as of September 9, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended October 31, 2004, has been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

INFINEX VENTURES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

(Stated in U.S. Dollars)

INFINEX VENTURES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

	JULY 31, 2005	OCTOBER 31, 2004

ASSETS

Current
Cash	$603	$2,100

	603	2,100

LIABILITIES

Current
Accounts payable and accrued liabilities	$82,785	$80,880
Loans payable (Notes 3 and 5)	274,294	259,390
Due to related party (Note 5)	4,209	-
	361,288	340,270

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
6,438,850 common shares at July 31, 2005 and October 31, 2004	6,439	6,439

Additional paid-in capital	398,914	398,914

Deficit Accumulated During The Development Stage	(766,038)	(743,523)
	(360,685)	(338,170)

	$603	$2,100

INFINEX VENTURES, INC.

(A Development Stage Company)

INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

					CUMMULATIVE PERIOD FROM INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2005	2004	2005	2004	2005

Expenses
Bank charges	$47	$18	$87	$64	$704
Consulting	-	-	-	1,000	6,500
Interest	1,234	1,263	3,662	3,522	19,979
License fee	-	-	-	-	400,000
Mineral property option payments and exploration expenditures	-	109,517	-	109,517	129,750
Office facilities and sundry	950	9,264	7,438	10,736	38,079
Professional fees	(2,514)	1,935	11,328	4,220	135,273

Net Income (Loss) For The Period	$283	$(121,997)	$(22,515)	$(129,058)	$(730,285)

Basic And Diluted Earnings (Loss) Per Share	$0.01	$(0.02)	$(0.01)	$(0.02)

Weighted Average Number Of Shares Outstanding	6,438,850	6,438,850	6,438,850	6,438,850

INFINEX VENTURES, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					CUMMULATIVE PERIOD FROM INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net income (loss) for the period	$283	$(121,997)	$(22,515)	$(129,058)	$(730,285)

Adjustments To Reconcile Net Income (Loss) To Net Cash Used By Operating Activities
Stock issued for other than cash	-	-	-	-	402,750
Change in accounts payable and accrued liabilities	(2,038)	975	1,905	4,408	82,785
	(1,755)	(121,022)	(20,610)	(124,650)	(244,750)

Cash Flows From Investing Activity
Investment in Dollar Maker, Inc.	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Share capital issued	-	-	-	-	11,850
Loans payable	-	121,004	14,904	121,004	274,294
Due to related party	1,750	-	4,209	-	4,209
	1,750	121,004	19,113	121,004	290,353

Increase (Decrease) In Cash	(5)	(18)	(1,497)	(3,646)	603

Cash, Beginning Of Period	608	183	2,100	3,811	-

Cash, End Of Period	$603	$165	$603	$165	$603

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$-	$1,000
Supplemental Disclosure Of Cash Flow Information
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

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

As shown in the accompanying financial statements, the Company has accumulated a deficit of $766,038 for the period from December 30, 1998 (inception) to July 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

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

b)	Website Content

The company expenses, as incurred, costs to develop, initialize, populate, and maintain content for its website.

3.	LOANS PAYABLE

	JULY 31, 2005	OCTOBER31, 2004

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,294	214,390

	$274,294	$259,390

At July 31, 2005, accounts payable and accrued liabilities include $19,859 (October 31, 2004 - $16,197) of accrued interest on the loans payable.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

On June 14, 2004, the Company entered into an agreement with 697446 B.C. Ltd. (the “Agreement”) providing for the exploration and development of the following mineral properties:

Yew	Tenure Number 399712
Yew 2	Tenure Number 399713
Yew 3	Tenure Number 399714
Yew 4	Tenure Number 399715
Yew 5	Tenure Number 399716
Yew 6	Tenure Number 399717
Yew 7	Tenure Number 345340
Yew 8	Tenure Number 399718
(Collectively the “Yew Claims”)

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

The agreement gives the Company the right to acquire a 55% interest in the claims providing the following conditions are met:

i)	Delivery of 10,000 common shares in the capital stock of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Fall 2005);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	For the period ending upon the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the option, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

a)	Yew Claims (Continued)

On October 31, 2004, and in the Summer of 2005, the parties amended the agreement. The Company is now required to complete the drilling program obligation before November 30, 2005. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $109,217 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the nine months ended July 31, 2005, the third party corporation expended $14,904 (2004 - $157,379) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the nine months ended July 31, 2005, the President of the Company advanced $4,209 (2004 - $NIL), these advances are unsecured, non interest bearing and with no specific terms of repayment.

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

From inception, December 30, 1998 to July 31, 2005 we had a deficit accumulated during the development stage of $766,038. From inception December 30, 1998, we have expended $135,273 on legal, audit and accounting fees; $ 19,979 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $ 400,000 on license fees and $38,079 on office expenses; and incurred a $35,753 charge for excess consideration paid on an acquisition.

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

Results of Operations For Period Ending July 31, 2005

We have not earned any revenues from operations from our incorporation on December 30, 1998, to July 31, 2005. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into commercial production. We are presently in the development stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims .

Net Loss

For the nine months ended July 31, 2005, we recorded an operating loss of $22,515, consisting of $11,328 on legal, audit and accounting fees; $ 3,662 on interest and $7,525 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

As of July 31, 2005, the Company had total assets of $603 consisting of cash and total liabilities of $361,288 consisting of $82,785 in accounts payables, $274,294 in loans payables and $4,209 in due to related party. The net stockholders’ deficiency at July 31, 2005 was $360,685. We are a development stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and other loans. At July 31, 2005 loans payable included a loan repayable on demand with interest at 8% per annum compounded annually of $45,000 and additional loans repayable on demand without interest of $229,294 totaling $274,294. Accounts payable and accrued liabilities include $19,859 (2004 $16,197) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

The Company anticipates incurring approximately $40,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($15,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200) over the next 12 months. A further $90,000 of resource property expenditures are committed under of the Yew Claims Agreement, these expenditures must be made by November 30, 2005 if the Company’s is to retain its 55% interest in the mineral claims.

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

There were no reports filed on Form 8-K during the nine month period ended July 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

September 9, 2005.	/s/ Michael De Rosa
Michael De Rosa, President