Form 10KSB
period 2005-10-31
INFINEX VENTURES INC
filed 2006-01-31
CIK 1076310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _________ to ____________

Commission File No. 000-32843

INFINEX VENTURES, INC.

NEVADA	52-2151798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3914 Seaton Place,	89121
Las Vegas, Nevada
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	604-702-387-4005

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock
($0.001 par value)

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for year ended October 31, 2005 were $NIL. The Issuer is a development stage company and has no revenues to report at this time.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, as of January 25, 2006 was $6805700.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X ] NO ☐ NOT APPLICABLE

The number of shares of the issuer’s Common Stock outstanding as of January 25, 2006 was 6,438,850.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): YES ☐	NO ☒

TABLE OF CONTENTS

Part I	Page

Item 1.	Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
Item 2.	Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 4.	Submission of Matters to a Vote of Security holders . . . . . . .	7

Part II

Part III

Item 9.	Directors, Executive Officers, Promoters and Control
	Persons; Compliance with Section 16(a) of the
	Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 10.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 11.	Security Ownership of Certain Beneficial Owners
	And Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Item 12.	Certain Relationships and Related Transactions . . . . . . . . . . . .	27
Item 13.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .	28
Item 14.	Controls & Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28

CAUTIONARY INORMATION ABOUT FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments, which the Company expects, believes or anticipates, will or may occur in the future are forward-looking statements. The words believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are also intended to identify forward looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Infinex Ventures, Inc. “the Company” in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by the us, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks, and uncertainties identified in the description of the Business and Management’s Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Significant factors that could prevent us from achieving our stated goals include: the inability of us not able to obtain financing for capital expenditures and acquisitions, declines or failure to develop in the market for the Company’s products, development of superior products by competition, and adverse changes in the regulatory environment affecting the use.

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

General

We were incorporated under the laws of the State of Nevada December 30 1998. We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

Under a Joint Venture and Option Agreement with 697446 B.C. Ltd., a private Canadian company (the “Agreement”) dated for reference June 14, 2004 the Company exercised its option to earn a 55% interest in the Yew Claims land packages. On January 11, 2006, the Company increased its interest and exercised their Option in the Yew Claims to 60%.

Yew 7 #345340; Yew Tenure #399712; Yew 2 Tenure #516724; Yew 3Tenure #399714; Yew 4 Tenure #399715; Yew 5 Tenure #516721; Yew 6 Tenure #516735; and Yew 8 Tenure #516730

(The “Yew Claims”)

The Agreement

For the 60% interest no consideration was paid. Under the terms of the Joint Venture and Option Agreement between the Company and 697446 B.C. Ltd. The Company was to carry out its commitments within 3 months from signing. Effective as of November 30, 2005, 697446 B.C. Ltd. has granted the Company an Extension to fulfill all contractual obligations outlined in the Joint Venture and Option Agreement to March 31, 2006. To date, the Company has spent $118,300 (CDN$155,774) towards the obligations as follows:

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

Pursuant to an Exclusive License Agreement (“License”) entered into on May 8, 2003 with Santa Carla 2000 SRL, a company based in Italy, the Company agreed to purchase a 100% interest in such License, to acquire the exclusive patent rights to a nanotechnology concept, known as tunneling magnestoresistance. In consideration the Company issued 500,000 common shares to Santa Carla 2000 SRL, as well as an agreement to pay a royalty of 10% of the net revenue and any future revenue that may be derived from the sales resulting from the use of the patent rights. The Company has now terminated its obligations under this Agreement and will pursue it mining opportunities.

ITEM 2.	Description of Claims

Yew Claims

The Yew Claims consist of Eight (8) land packages, which are located on Texada Island, British Columbia, Canada. This region has a long history of mining dating back to 1876. Several high grade cooper gold skarns were mined in the area.

The Yew Claims are located approximately 3 k, south of Vananda on Texada Island about 120 Km NW of Vancouver, British Columbia. It is found on NTS Map Sheet 92F/9E at coordinates 490 44’ north latitude and 1240 34’ west longitude.

Access to the property is by ferry from Powell River to Blubber Bay on the north coast of the island. A paved highway extends from Blubber Bay south, 8 Km, to Vananda and beyond to Gillies Bay. The main Texada Highway passes through the Yew claims. Aquila Air from Vancouver airport to the airport at Gillies Bay provides daily air service.

49°50’N, 124°34’W
Nanaimo Mining District,
N.T.S. 092F/15 British Columbia, Canada

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

We, have no common equity subject to outstanding purchase options or warrants, or securities convertible into common equity. There is no common equity that is being, or has been publicly proposed to be, publicly registered by us.

As of the date of this Statement, there were 6,438,850 shares of our common stock outstanding, held by 149 shareholders of record.

Rule 144 Shares

In general, under Rule 144, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month (3) period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding, which in our case equals approximately 64,389 shares as of the date of this prospectus; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Under Rule 144 (k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two (2) years, is entitled to sell their shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

ITEM 6.	Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. Also, due to our limited operating history, the financial information presented are fair in all material respects reflecting the financial position of the Company as of October 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended October 31, 2005, 2004 and 2003, and for the period from December 30, 1998 (date of inception) to October 31 2005, is audited and is referenced in the attached auditors’ report.

From inception, December 30, 1998 to October 31, 2005 we had a deficit accumulating during the development stage of $793,785. From inception December 31, 1998, we had expended $161,301 on legal, audit and accounting fees; $21,213 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $38,572 on office expenses..

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the forms of loans or by selling our equity.

Our primary activity for the next 12 months, weather permitting, will be to carry out our obligations under the agreement’s drill program, which are only initial phases of a full feasibility study lasting up to two years.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending October 31, 2005

We have not earned any revenues from operations from our incorporation on December 30, 1998, to October 31, 2005. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Yew Claims. We are presently in the exploration stage of our joint venture and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims.

Net Loss

From our incorporation on December 30, 1998 to October 31, 2005, we recorded an operating loss of $758,032, consisting of $161,301 on legal, audit and accounting fees; $21,213 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $38,572on office expenses.. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At October 31, 2005, we had assets of $1,425 consisting of $805 in cash and $620 of cash in trust. Net stockholders’ deficiency was $388,432 at October 31, 2005. We are a development stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and Loans Payable. Repayable on demand with interest at 8% per annum compounded annually of $45,000 and repayable on demand without interest of $229,294 totaling $274,294. Accounts payable and accrued liabilities of $108,349 include $21,093 (2004 $16,197) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

ITEM 7.	Financial Statements.

As Attached.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Infinex Ventures Inc.:

Dates	Name	Age	Position

May 31, 2004 Present	Michael DeRosa	70	President, Chief Financial Officer and Director

May 31, 2004 to Present	Bernard Van Der Stichele	72	Secretary/Treasurer, Director

February 14, 2005 To Present	Riccardo Segat	48	Director

Oct. 10, 2005	Stafano Masullo	52	Director

Michael De Rosa

Director, President

Michael De Rosa is an international business consultant and have been active as a Director and Officer of various private and public corporations for more than 25 years. He is currently the President and a Director of BLOK-R Corporation, which owns the patent on a unique product, made from recycled tires and is the Chairman and a Director of IFC Globex Corporation, a private development and management Company. Mr. De Rosa is the Chairman of Michael D. De Rosa & Associates, an international consulting firm, providing management and administrative assistance to various companies in the private and public sectors as well as to governmental agencies on a world wide basis in the fields of technology, manufacturing and mining.

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

Riccardo Segat

Director

Mr. Segat has over 20 years of experience in International finance. He is a Founding Partner of Obsidian and Companies, an active investment company looking at developing high growth businesses in partnership with a group of entrepreneurs and high net-worth individuals.

Previously, Mr. Segat has been responsible for the allocation of a 400 million Euro portfolio belonging to Henderson Global Investor’s European Private Equity Fund. He was a principal at Compass Partners, a company focused in buying the non-core businesses and assets out of large corporations as a package solution to then restructure and maximise the individual value of the businesses, and was instrumental in the implementation and raising of a (euro)1 billion fund. Mr. Segat has held the position of Associate Director for GE Capital’s Private Equity as well for Merrill Lynch’s Financial Institution Group based in London.

Mr. Segat holds a Master Degree, with Honours in Business Administration from the Universita’ Commerciale Luigi Bocconi in Milan. He also spent a term at ESSEC in Paris.

Stefano Masullo

Director

Mr. Masullo attended the University of Luigi Bocconi , in Milan Italy, where he graduated in industrial, economic and financial sciences. Mr. Masullo first began his well rounded career during one of his years at University (1986-1987), where he assisted the Director of Faculty of Finance in finance and investment.

None of the persons specified above share any family relationships. Other than the persons specified above, there are currently no significant employees are expected to make a significant contribution to our business.

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to us during this fiscal year ended October 31, 2005, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2005.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
M.DeRosa	President	2005	$0	0	0	0	0	0	$0
B.Van Der Stichele	Director	2005	$0	0	0	0	0	0	$0
R. Segat	Director	2005	$0	0	0	0	0	0	$0
S. Masullo	Director	2005	$0	0	0	0	0	0	$0

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

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Michael .De Rosa	0	0	0
(President and director)
Bernard Van DerStichele	0	0	0
(Director/Secretary)
Riccardo Segat	0	0	0
(Director)
Stefano Masullo	0	0	0
(Director)

ITEM 11.	Security Owenrship of Certain Beneficial Owners and Management.

The following table sets forth, as of October 31, 2005, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

	NAME OF	SHARES OF
TITLE OF CLASS	BENEFICIAL OWNER	COMMON STOCK	PERCENT OF CLASS
5% + STOCKHOLDERS
Common Stock	Michael De Rosa	3036000	47%
Common Stock	CEDE & Co	1219691	19%
Common Stock	Carlo Viscardi I/T/F/ Santa Clara 2000 S.R.L.	550000	9%

DIRECTORS AND NAMED EXECUTIVE
OFFICERS
Common Stock	Michael De Rosa	3036000	47%
	President, CEO, CFO
	and Director
Common Stock	Bernard Van Der Stichele	0	0%
	Director & Secretary
Common Stock	Riccardo Segat	0	0%
Common Stock	Stefano Masullo	0	0%
	Director

DIRECTORS AND OFFICERS AS A GROUP		3036000	47%

*Based on 6,438,850 common shares issued and outstanding on the date of this report.

As at October 31, 2005, none of our officers or directors had received any form of compensation for services rendered on our behalf, neither has any form of compensation accrued to any officer or director for such services. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit- sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Consulting Agreements

We have no employment/consulting contracts or compensatory plan or any arrangement with an executive officer or director. Our directors currently do not receive any cash compensation for their services as members of the board of directors, save and except as mentioned in the “Summary Compensation Table” above. There is no compensation committee, and no compensation policies have been adopted.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 75,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of October 31, 2005, there were 6,438,850 shares of our common stock issued and outstanding that is held by 149 stockholders of record.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder’s vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A Vote by the holders of a majority of our outstanding shares are required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation.

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

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then President of the Company. Effective August 11, 2004 the then outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054was assigned by the former President to a Third Party Corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. During the year ended October 31, 2005, the third party corporation expended $14,904 (2004 - $157,379) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the year ended October 31, 2005, the Company incurred consulting fees of $NIL (2004 - $1,000) to a former director.

Under a Joint Venture and Option Agreement with 697446 B.C. Ltd., a private Canadian company (the “Agreement”) dated for reference June 14, 2004 the Company exercised its option to earn a 55% interest in the Yew Claims land packages. On January 11, 2006, the Company increased its interest and exercised their Option in the Yew Claims to 60%.

Yew 7 #345340; Yew Tenure #399712; Yew 2 Tenure #516724; Yew 3Tenure #399714; Yew 4 Tenure #399715; Yew 5 Tenure #516721; Yew 6 Tenure #516735; and Yew 8 Tenure #516730

(The “Yew Claims”)

The Agreement

For the 60% interest no consideration was paid. Under the terms of the Joint Venture and Option Agreement between the Company and 697446 B.C. Ltd. The Company was to carry out its commitments within 3 months from signing. Effective as of November 30, 2005, 697446 B.C. Ltd. has granted the Company an Extension to fulfill all contractual obligations outlined in the Joint Venture and Option Agreement to March 31, 2006. To date, the Company has spent $118,300 (CDN$155,774) towards the obligations as follows:

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

ITEM 13.	Exhibits, and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION

32.1	Officers Certification - M.De Rosa

Reports on Form 8-K

During our fiscal year ended October 31, 2005, we filed 2 report on Form 8-K-dated February 17, 2005 and October 20, 2005 concerning the following:

1)         Kenneth J. Forbes has resigned as Director from our Board of Directors. Mr. Forbes’ resignation was due to family and personal health reasons. Mr. Riccardo Segat has consented to the Board as a Director of the Company. Mr. Segat has over 20 years of experience in International finance. He is a Founding Partner of Obsidian and Companies, an active investment company looking at developing high growth businesses in partnership with a group of entrepreneurs and high net-worth individuals.

Previously, Mr. Segat has been responsible for the allocation of a 400 million Euro portfolio belonging to Henderson Global Investor’s European Private Equity Fund. He was a principal at Compass Partners, a company focused in buying the non-core businesses and assets out of large corporations as a package solution to then restructure and maximise the individual value of the businesses, and was instrumental in the implementation and raising of a (euro)1 billion fund. Mr. Segat has held the position of Associate Director for GE Capital’s Private

Equity as well for Merrill Lynch’s Financial Institution Group based in London.

Mr. Segat holds a Master Degree, with Honours in Business Administration from the Universita’ Commerciale Luigi Bocconi in Milan. He also spent a term at ESSEC in Paris.

2)	The appointment of Mr. Stefano Masullo, to its Board of Directors.

Mr. Michael De Rosa the President says “Mr. Masullo’s varied background in finance, engineering and economics, as well as his experience of over 10 years as a Board member of a vast number of International companies, will make him a valuable addition to the Infinex Board. His appointment will show our commitment to the financial, engineering and business structure of our Company”.

Mr. Masullo attended the University of Luigi Bocconi, in Milan Italy, where he graduated in industrial, economic and financial sciences. Mr. Masullo first began his well rounded career during one of his years at University (1986-1987), where he assisted the Director of Faculty of Finance in finance and investment.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities & Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINEX VENTURES INC.

By:	/s/ Michael De Rosa
Michael De Rosa,
President and Director
	Date:	January 27, 2006

SIGNATURES

In accordance with the Securities & Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bernard Van Der Stichele
Bernard Van Der Stichele, Secretary/, Director
	Date:	January 27, 2006

SIGNATURES

In accordance with the Securities & Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Riccardo Segat
Riccardo Segat, Director
	Date:	January 27, 2006

SIGNATURES

In accordance with the Securities & Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stefano Masullo
Stefano Masullo, Director
	Date:	January 27, 2006

INFINEX VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Infinex Ventures, Inc.

(An exploration stage company)

We have audited the accompanying balance sheets of Infinex Ventures, Inc. (an exploration stage company) as at October 31, 2005 and 2004, and the related statements of operations, changes in cash flows, and stockholders’ deficiency for the years ended October 31, 2005, 2004, and 2003, and for the period from inception, December 30, 1998, to October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended October 31, 2005, 2004, and 2003, and for the period from inception, December 30, 1998, to October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has accumulated a deficit of $793,785 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
January 25, 2005	Chartered Accountants

INFINEX VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	OCTOBER 31
	2005	2004

ASSETS

Current
Cash in bank	$805	$-
Cash in trust	620	2,100

	$1,425	$2,100

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 3)	$108,349	$80,880
Loans payable (Note 3 and 6)	274,294	259,390
Due to related party (Note 6)	7,214	-
	389,857	340,270

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
6,438,850 common shares at October 31, 2005 and 2004	6,439	6,439

Additional paid-in capital	398,914	398,914

Deficit Accumulated During The Exploration Stage	(793,785)	(743,523)
	(388,432)	(338,170)

	$1,425	$2,100

The accompanying notes are an integral part of these financial statements.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				DECEMBER 30
	YEARS ENDED			1998 TO
	OCTOBER 31			OCTOBER 31
	2005	2004	2003	2005

Revenue	$-	$-	$-	$-

Expenses
Bank charges	79	87	189	696
Consulting	-	1,000	3,000	6,500
Interest	4,896	4,665	4,192	21,213
License fee	-	-	400,000	400,000
Mineral property option payments and exploration expenditures (Note 4(a))	-	118,300	-	129,750
Office facilities and sundry	7,931	13,578	3,411	38,572
Professional fees	37,356	77,112	14,982	161,301

Net Loss For The Year	$50,262	$214,742	$425,774	$758,032

Basic And Diluted Loss Per Share	$(0.01)	$(0.03)	$(0.07)

Weighted Average Number Of Shares Outstanding	6,438,850	6,438,850	6,081,727

The accompanying notes are an integral part of these financial statements.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				DECEMBER 30
	YEARS ENDED			1998 TO
	OCTOBER 31			OCTOBER 31
	2005	2004	2003	2005

Cash Flows From Operating Activities
Net loss for the year and period	$(50,262)	$(214,742)	$(425,774)	$(758,032)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Shares issued for license fee (Note 5)	-	-	400,000	402,750
Change in accounts payable and accrued liabilities	27,470	55,652	7,432	108,349
	(22,792)	(159,090)	(18,342)	(246,933)

Cash Flows From Investing Activity
Shares issued for merged predecessor corporation net of consideration paid in excess of additional paid-in capital at the acquisition date	-	-	-	(45,000)

Cash Flows From Financing Activities
Shares issued for cash and services	-	-	-	11,850
Loans payable (Note 3 and 6)	14,903	157,379	20,131	274,294
Due to related party (Note 6)	7,214	-	-	7,214
	22,117	157,379	20,131	293,358

(Decrease) Increase In Cash For The Period	(675)	(1,711)	1,789	1,425

Cash, Beginning Of Period	2,100	3,811	2,022	-

Cash, End Of Period	$1,425	$2,100	$3,811	$1,425

Supplemental Disclosure Of Cash Flow Information
Interest accrual (Note 3 and 6)	$4,836	$4,605	4,192	$21,213

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$1,000

The accompanying notes are an integral part of these financial statements.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 30, 1998, TO OCTOBER 31, 2005

(Stated in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Shares issued for services at $0.001	2,750,000	$2,750	$(250)	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	(250)	-	2,500
Shares issued for mineral property option at $0.001	275,000	275	(25)	-	250
Shares issued for cash at $0.10	102,850	103	9,247	-	9,350
Net loss for the period	-	-	-	(10,839)	(10,839)
Balance, October 31, 1999	5,877,850	5,878	8,722	(10,839)	3,761

Net loss for the year	-	-	-	(8,259)	(8,259)
Balance, October 31, 2000	5,877,850	5,878	8,722	(19,098)	(4,498)

Shares issued for acquisition of merged predecessor corporation at $0.10	11,000	11	989	-	1,000
Consideration paid for merged predecessor corporation in excess of additional paid-in capital at the acquisition date	-	-	(10,247)	(35,753)	(46,000)
Net loss for the year	-	-	-	(27,349)	(27,349)
Balance, October 31, 2001	5,888,850	5,889	(536)	(82,200)	(76,847)

Net loss for the year	-	-	-	(20,807)	(20,807)
Balance, October 31, 2002	5,888,850	5,889	(536)	(103,007)	(97,654)

Shares issued for license fee at $0.80	550,000	550	399,450	-	400,000
Net loss for the year	-	-	-	(425,774)	(425,774)
Balance, October 31, 2003	6,438,850	6,439	398,914	(528,781)	(123,428)

Net loss for the year	-	-	-	(214,742)	(214,742)
Balance, October 31, 2004	6,438,850	6,439	398,914	(743,523)	(338,170)

Net loss for the year	-	-	-	(50,262)	(50,262)
Balance, October 31, 2005	6,438,850	$6,439	$398,914	$(793,785)	$(388,432)

The accompanying notes are an integral part of these financial statements.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

a)	Organization

Infinex Ventures, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 30, 1998. On July 23, 2004, the Board of Directors authorized a 1 for 1.1 stock split on the common shares. The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares issued have been restated to reflect the stock split.

b)	Exploration Stage Activities

The Company has been in the exploration stage in its mining activities since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has accumulated a deficit of $793,785 for the period from inception, December 30, 1998 to October 31, 2005, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common shares. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results could differ from these estimates.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Mining Claim Licenses, Option Payments, and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of technologies and mineral claims in which it has secured rights prior to establishment of commercial feasibility. To date, the Company has not established commercial feasibility; therefore, all costs are being expensed.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, loans payable and due to related party.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments, and the fair value of these financial instruments approximates their carrying values.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. At October 31, 2004 and 2003, the Company had no outstanding common stock equivalents so loss per share equals diluted loss per share.

e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the rate in effect at the time of the transaction.

f)	Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 – “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In November and December 2004, FASB revised SFAS No. 123 – “Share Based Payment” and issued SFAS No. 151 – “Inventory Costs”, SFAS No. 152 – “Accounting for Real Estate Time-Sharing Transactions”, and SFAS No. 153 – “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The Company has determined that the adoption of these recent accounting pronouncements do not have an impact on its results of operations or financial position.

3.	LOANS PAYABLE

	2005	2004

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,294	214,390

	$274,294	$259,390

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

3.	LOANS PAYABLE (Continued)

At October 31, 2005, accounts payable and accrued liabilities include $21,093 (2004 - $16,197) of accrued interest on the loans payable.

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

On June 14, 2004, the Company entered into an agreement with 697446 B.C. Ltd. (the “Agreement”) providing for the exploration and development of the following mineral properties:

Yew	Tenure Number 399712
Yew 2	Tenure Number 516724
Yew 3	Tenure Number 399714
Yew 4	Tenure Number 399715
Yew 5	Tenure Number 516721
Yew 6	Tenure Number 516735
Yew 7	Tenure Number 345340
Yew 8	Tenure Number 516730

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

The agreement gives the Company the right to acquire a 55% interest in the claims providing the following conditions are met:

i)	Delivery of 10,000 common shares of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Spring 2006);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	On the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the right, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

On October 31, 2004, and in the summer of 2005, the parties amended the agreement. The Company is now required to complete the drilling program obligation before March 31, 2006. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

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

During the year ended October 31, 2003, the Company entered into a License Agreement with Santa Clara 2000 SRL, an Italian corporation, to acquire the exclusive patent rights to a nanotechnology concept, known as tunnelling magneto resistance, in consideration of the issuance of 500,000 common shares (issued), and the agreement to pay a royalty in the amount of 10% of the net revenue derived from the use of the patent rights.

Since the future cash flows from the licensed patent rights could not be determined at the date of acquisition, the cost was charged to operations.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then- outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the year ended October 31, 2005, the third party corporation expended $14,904 (2004 - $157,379) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the year ended October 31, 2005, the President of the Company advanced $7,214 (2004 - $NIL), these advances are unsecured, non-interest bearing and with no specific terms of repayment.

7.	SUBSEQUENT EVENTS

As a result of changes to the mining tenure process, the Company increased its option in the Yew Claims to a 60% interest from the 55% interest originally agreed upon in the Joint Venture and Option Agreement dated June 14th 2004. No cash or other consideration was paid.

8.	INCOME TAXES

The Company has accumulated losses for tax purposes of approximately $750,000.

The Company has not recorded any future income tax benefits relating to these losses.