Form 10KSB/A
period 2005-10-31
INFINEX VENTURES INC
filed 2006-03-06
CIK 1076310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-32843

INFINEX VENTURES, INC.

NEVADA	52-2151798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3914 Seaton Place,	89121
Las Vegas, Nevada
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	604-702-387-4005

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock
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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Amended To Provide a corrected Officers Certificate pursuant to Section 302.

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

.

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

ITEM 13	Exhibits and Reports on Form 8-K

Exhibits	Description of Document

3.1	Articles of Incorporation of Infinex Ventures, Inc.*
3.2	By-Laws of Infinex Ventures Inc.*
31.1	Officers Certification of Michael DeRosa, Chief Executive Officer and Chief Financial Officer under Section 302
32.1	Officer’s Certificate of Michael DeRosa, Chief Executive Officer and Chief Financial Officer

 * incorporated by reference from our Form 8K12G3 that was originally filed with the commission on June 5, 2001.

Reports on Form 8-K

A report on Form 8K regarding Item 9 was filed by the Issuer on October 20, 2005.

A report on Form 8K regarding Item 9 was filed by the Issuer on February 24, 2006.

ITEM 14.	Controls and Procedures

During the quarter ended October 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities & Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINEX VENTURES INC.

By:	/s/ Michael De Rosa
Michael De Rosa,
President and Director
	Date:	March 1, 2006

SIGNATURES

In accordance with the Securities & Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bernard Van Der Stichele
Bernard Van Der Stichele, Secretary/, Director
	Date:	March 1, 2006

SIGNATURES

In accordance with the Securities & Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Riccardo Segat
Riccardo Segat, Director
	Date:	March 1, 2006

SIGNATURES

In accordance with the Securities & Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stefano Masullo
Stefano Masullo, Director
	Date:	March 1, 2006

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