Form 10QSB
period 2006-01-31
INFINEX VENTURES INC
filed 2006-03-14
CIK 1076310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended January 31, 2006.

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

(Exact name of small Business Issuer as specified in its charter)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,438,850 Shares of $0.001 par value Common Stock outstanding as of March 10, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended October 31, 2005, has been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

INFINEX VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2006

Unaudited

(Stated in U.S. Dollars)

INFINEX VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2006	2005

ASSETS

Current
Cash in bank	$-	$805
Cash in trust	620	620

	$620	$1,425

LIABILITIES

Current
Bank indebtedness	$2	$-
Accounts payable and accrued liabilities	115,675	108,349
Loans payable	274,294	274,294
Due to related party	8,879	7,214
	398,850	389,857

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
6,438,850 common shares at January 31, 2006 and October 31, 2005	6,439	6,439

Additional paid-in capital	398,914	398,914

Deficit Accumulated During The Development Stage	(803,583)	(793,785)
	(398,230)	(388,432)

	$620	$1,425

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2006	2005	2006

Expenses
Bank charges	$49	$-	$745
Consulting	-	-	6,500
Interest	1,333	1,234	22,546
License fee	-	-	400,000
Mineral property option payments and exploration expenditures (Note 4 (a))	-	-	129,750
Office facilities and sundry	542	5,818	39,114
Professional fees	7,874	2,742	169,175

Net Loss For The Period	$9,798	$9,794	$767,830

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	6,438,850	6,438,850

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(9,798)	$(9,794)	$(767,830)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Shares issued for license fee	-	-	402,750
Change in prepaid expenses	-	(3,662)	-
Changes in accounts payable and accrued liabilities	7,326	(1,169)	115,675
	(2,472)	(14,625)	(249,405)

Cash Flows From Investing Activity
Shares issued for merged predecessor corporation net of consideration paid in excess of additional paid-in capital at the acquisition date	-	-	(45,000)

Cash Flows From Financing Activities
Bank indebtedness	2	-	2
Shares issued for cash and services	-	-	11,850
Loans payable	-	14,625	274,294
Due to related party	1,665	-	8,879
	1,667	14,625	295,025

Increase (Decrease) In Cash	(805)	-	620

Cash, Beginning Of Period	1,425	2,100	-

Cash, End Of Period	$620	$2,100	$620

Supplemental Disclosure Of Cash Flow Information
Interest accrual	$1,333	$-	$22,546

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$1,000

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a)	Organization

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

c)	Unaudited Interim Financial Statements

The Accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

d)	Basis of Presentation

These financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

e)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has a working capital deficiency of $398,230 and an accumulated a deficit of $803,583 for the period from inception, December 30, 1998 to January 31, 2006, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common shares. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.	LOANS PAYABLE (Note 5)

	JANUARY 31 2006	OCTOBER 31 2005

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,294	229,294

	$274,294	$274,294

At January 31, 2006, accounts payable and accrued liabilities include $22,426 (October 31, 2005 - $21,093) of accrued interest on the loans payable.

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

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

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

The agreement gives the Company the right to acquire a 60% interest in the claims providing the following conditions are met:

i)	Delivery of 10,000 common shares of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Spring 2006);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	On the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the right, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

On October 31, 2004, and in the Summer of 2005, the parties amended the agreement. The Company is now required to complete the drilling program obligation before March 31, 2006. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

INFINEX VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

b)	Gossen Claims

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

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the year ended October 31, 2005, the third party corporation expended $14,904 (October 2005 - $14,904) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the year ended October 31, 2005, the President of the Company advanced $8,879 (October 2005 - $7,214), these advances are unsecured, non interest bearing and with no specific terms of repayment.

Item 2. Management Discussion and Analysis or Plan of Operation

This section of this report includes a number of forwarding-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often indentified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, bu their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which may apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual result to differ materially from his torical results or predictions.

Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

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

We do not expect any significant changes in the number of employees. Work on our property will be conducted by unaffiliated independent contractors if and when necessary.

Net Loss

For the three months ended January 31, 2006, we recorded an operating loss of $9,798, consisting of $7,874 on legal, audit and accounting fees; $ 1,333 on interest and $591 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

As of January 31, 2006, the Company had total assets of $620 consisting of cash in trust and total liabilities of $398,850 consisting of $115,675 in accounts payables, $274,294 in loans payables and $8,879 in due to related party. The net stockholders’ deficiency at January 31, 2006 was $398,230. We are a development stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and Loans Payable. As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-President of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). As at January 31, 2006, the third party corporation expended $14,904 (October 2005 - $14,904) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the three months ended January 31, 2006, the President of the Company advanced $8,879 (October 2005 - $7,214), these advances are unsecured, non interest bearing and with no specific terms of repayment.

We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.	Control and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities & Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely, alerting them to materials information relating to us required to be included in this Quarterly Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

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

One (1) Report was filed on Form 8-K during this period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinex Ventures, Inc.

March ______, 2006.	/s/ Michael De Rosa
Michael De Rosa, CEO and CFO