Form 10QSB
period 2006-04-30
INFINEX VENTURES INC
filed 2006-06-20
CIK 1076310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended April 30, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,313,631 Shares of $0.001 par value Common Stock outstanding as of June 19, 2006.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

Balance Sheets	5

Interim Statements of Operations	6

Interim Statements	7

Notes to Interim Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	11

Item 3.	Control and Procedures	13

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K.	13

SIGNATURES	14

Forward Looking Statements. - This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

INFINEX VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2006

Unaudited

(Stated in U.S. Dollars)

INFINEX VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	APRIL 30, 2006	OCTOBER 31, 2005

ASSETS

Current
Cash in bank	$142	$805
Prepaid expenses	620	620

	$762	$1,425

LIABILITIES

Current
Accounts payable and accrued liabilities	$117,907	$108,349
Loans payable (Notes 3 and 5)	274,294	274,294
Due to related party (Note 5)	17,873	7,214
	410,074	389,857

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
225,000,000 common shares, par value $0.001 per share

Issued and outstanding:
19,313,631 common shares at April 30, 2006 and October 31, 2005	19,314	19,314

Additional paid-in capital	386,039	386,039

Deficit Accumulated During The Exploration Stage	(814,665)	(793,785)
	(409,312)	(388,432)

	$762	$1,425

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2006	2005	2006	2005	2006

Expenses
Bank charges	$101	$40	$150	$40	$846
Consulting	-	-	-	-	6,500
Interest	1,289	1,194	2,622	2,428	23,835
License fee	-	-	-	-	400,000
Office facilities and sundry	5,714	670	6,257	6,488	44,828
Mineral property option payments and exploration expenditures	-	-	-	-	129,750
Professional fees	3,978	11,100	11,851	13,842	173,153

Net Loss For The Period	$11,082	$13,004	$20,880	$22,798	$778,912

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	19,313,631	19,313,631	19,313,631	19,313,631

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1998 TO
	APRIL 30		APRIL 30		APRIL 30
	2006	2005	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(11,082)	$(13,004)	$(20,880)	$(22,798)	$(778,912)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock issued for license fee	-	-	-	-	402,750
Change in prepaid expense	-	3,662	-	-	(620)
Change in accounts payable and accrued liabilities	2,230	5,112	9,558	3,943	117,907
	(8,852)	(4,230)	(11,322)	(18,855)	(258,875)

Cash Flows From Investing Activity
Shares issued for merged predecessor corporation net of consideration paid in excess of additional paid-in capital at the acquisition date	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Shares issued for cash and services	-	-	-	-	11,850
Loans payable (Note 3 and 5)	-	279	-	14,904	274,294
Due to related party (Note 5)	8,994	2,459	10,659	2,459	17,873
	8,994	2,738	10,659	17,363	304,017

Increase (Decrease) In Cash	142	(1,492)	(663)	(1,492)	142

Cash, Beginning Of Period	-	2,100	805	2,100	-

Cash, End Of Period	$142	$608	$142	$608	$142

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$-	$1,000

Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a)	Organization

Infinex Ventures, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 30, 1998. On July 23, 2004, the Board of Directors authorized a 1 for 1.1 stock split of the common shares. The authorized number of common shares remained unchanged at 75,000,000 common shares with a par value of $0.001. On March 31, 2006, the Board of Directors authorized a 3 for 1 forward stock split of the common shares. The authorized number of common shares was increased to 225,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares authorized, issued and outstanding have been restated to reflect the stock splits.

b)	Exploration Stage Activities

The Company is in the exploration stage, therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s exploration program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its exploration activities and achieve a level of sales adequate to support its cost structure.

c)	Unaudited Interim Financial Statements

The Accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

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

As shown in the accompanying financial statements, the Company has a working capital deficiency of $409,312 and an accumulated a deficit of $814,665 for the period from inception, December 30, 1998 to April 30, 2006, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common shares. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Website Content

The company expenses, as incurred, costs to develop, initialize, populate, and maintain content for its website.

3.	LOANS PAYABLE (Note 5)

	APRIL 30, 2006	OCTOBER 31, 2005

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,294	229,294

	$274,294	$274,294

At April 30, 2006, accounts payable and accrued liabilities include $23,715 (October 31, 2005 - $21,093) of accrued interest on the loans payable.

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

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

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

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

On October 31, 2004, and in the Spring of 2006, the parties amended the agreement. The Company is now required to complete the drilling program obligation before September 2, 2006. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

The Company has signed a Letter of Intent ("LOI") for the sole and exclusive right to acquire an initial 50% interest in the Tesoro 1-12 Mining Claims ("the Property") which are reported to contain Gold, Silver and Copper. The Property is located on the El Indio Gold Belt in Region III, which is approximately 150 kms. East of the City of Vallenar, Chile, near the border of Argentina. A number of outcrops can be observed in the surveyed area as well as signs of mineralization of grantable substances in addition to exploratory workings.

Under the terms of the LOI, the Company has until September 6, 2006 to complete its due diligence in an effort to verify the offered title and additional documentation including but not limited to, Civil Trial C-1912-2001 at the 14th Civil Court of Santiago and Criminal Trial 1160-2002 at the 19th Court of Crime of Santiago of Chile, Ministry of Mines of Chile.

5.	RELATED PARTY TRANSACTIONS

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the six months ended April 30, 2006, the third party corporation expended $NIL (October 2005 - $14,904) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the six months ended April 30, 2006, the President of the Company advanced $10,659 (October 2005 - $7,214), these advances are unsecured, non interest bearing and with no specific terms of repayment.

Item 2. Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

From inception, December 30, 1998 to April 30, 2006, we had a deficit accumulating during the exploration stage of $814,665. From inception December 31, 1998, we had expended $173,153 on legal, audit and accounting fees; $23,835 on interest; $129,750 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $45,674 on office expenses..

We are an exploration stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional capital in the next 12 months in the forms of investment by others in private placements,or loans.

Our primary activity for the next 12 months, weather permitting, will be to carry out our obligations under the agreement’s drill program, which are only initial phases of a full feasibility study lasting up to two years.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending April 30, 2006

We have not earned any revenues from operations from our incorporation on December 30, 1998, to April 30, 2006. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Yew Claims. We are presently in the exploration stage of our joint venture and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims.

Tesoro Claims in Chile Due diligence

On January 30, 2006, we entered into an agreement (“Agreement”), with Rodolfo Francisco Villar (“Vendor”) to purchase a 50% interest in the mining and exploration of the following Claims, the (“Claims”) :

REFERENCES		ROLL NUMBER
139	TESORO 1	1 - 30	03304-0532-5
140	TESORO 2	1 - 12	03304-0532-3
141	TESORO 3	1 - 30	03304-0534-1
142	TESORO 4	1 - 30	03304-0535-K
143	TESORO 5	1 - 25	03304-0536-8
144	TESORO 6	1 - 20	03304-0537-6
145	TESORO 7	1 - 25	03304-0538-4
146	TESORO 8	1 - 12	03304-0539-2
147	TESORO 9	1 - 12	03304-0540-6
148	TESORO 10	1 - 20	03304-0541-4
149	TESORO 11	1 - 20	03304-0542-2
150	TESORO 12	1 - 5	03304-0543-0

These Claims are more particularly located at the northern end of the El Indio Belt in Chile Region III which is approximately 150 kms. East of the City of Vallenar, Chile.

1.	Under the terms of the Agreement, the Vendor will grant to the Company the sole and exclusive irrevocable right and title to the Claims, subject to:

(i)

the completion by the Company of confirmation of legal title and due diligence on the Properties as to ownership by the Vendor and results therefrom being satisfactory to the Company, acting reasonably, within a period of 90 days;

(ii)

the right to extend a further 90 days by mutual consent. (As at the date of this quarter report, the right to extend a further 90 days has been granted to the Company, in an effort to complete its due diligence);

(iii)

The Vendor and the Company shall put forth, all their reasonable best efforts to obtain a satisfactory title opinion or Court Order, or such that the Company will acquire the property free and clear of all liens and encumbrances, with a view to further develop the property into an operating mine.

2.	Upon satisfactory completion of the due diligence and clear title being established, the Company will then:
(a)	issue to the Vendor Twenty Million (20,000,000) Common Shares, upon the execution by the parties of this Agreement and subject to the subject conditions as set out above; and
(b)

that all original documents or notarized copies of official translations are therefore required to complete the transactions contemplated in the Agreement The issuance of the 20 Million (20,000,000) Common Shares shall be issued in the Vendors designated name to the benefit of Vendor, upon the removal of the subject conditions as set out above.

3.

Further, satisfactory completion of the due diligence and clear title being established the Purchaser with the assistance of the Vendor, (if necessary), will apply for permits to the appropriate authorities to place the property into production. Upon the appropriate permits being approved, the Purchaser will have the option to acquire an additional 25% interest in the property (bringing the Purchaser interest to 75%) in exchange for a further issuance of Ten Million (10,000,000) Common shares of the Purchaser’s stock.

Forward Split – 3 for 1

We adopted a Resolution on March 31, 2006 to Forward Split our common stock on a three (3) for one (1) basis, changing our issued from 6,437,877 with an authorized of 75,000,000 at $0.001 par value to 19,313,631 with an authorized of 225,000,000 and $0.001 par value. On April 18, 2006 a Certificate of Change, reflecting such, was filed with the Nevada Secretary of State.

It is mandatory that all shareholders of record as at March 31, 2006 deliver their share certificates to the Transfer Agent to be re-valued.

Net Loss

For the three months ended April 30, 2006, we recorded an operating loss of $11,082, consisting of $3,978 on legal, audit and accounting fees; $ 1,289 on interest and $5,815 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At April 30 2006, we had assets of $762 consisting of $142 of cash on hand and $620 of prepaid expenses. Net stockholders’ equity (deficiency) was $(409,312) at April 30, 2006. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and loans payable. As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the six months ended April 30, 2006, the third party corporation expended $NIL (October 2005 - $14,904) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the six months ended April 30, 2006, the President of the Company advanced $10,659 (October 2005 - $7,214), these advances are unsecured, non interest bearing and with no specific terms of repayment. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards the remainder of the second phase exploration program.

If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended April 30, 2006 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2. Change in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5. Other Information

Report on Form 8-K

A report on Form 8K regarding Item 9 was filed by the Issuer on May 5, 2006.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18

U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 19, 2006	INFINEX VENTURES INC.

By:	/s/	Michael De Rosa
Michael DeRosa
Its: President, Director, CEO & CFO