Form 10QSB
period 2006-07-31
INFINEX VENTURES INC
filed 2006-09-18
CIK 1076310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended July 31, 2006.

[	]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period	to

Commission File Number	0-29431

INFINEX VENTURES, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2151795

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3914 Seaton Place Las Vegas, Nevada	89121

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	702-387-4005

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,333,631

Shares of $0.001 par value Common Stock outstanding as of September 15, 2006.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets	5
	Interim Statements of Operations	6
	Interim Statements of Cash Flows	7
	Notes to Interim Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operations	13
Item 3.	Control and Procedures	15

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K.	16
SIGNATURES		16

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

INFINEX VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2006

Unaudited

(Stated in U.S. Dollars)

INFINEX VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	JULY 31, 2006	OCTOBER 31, 2005

ASSETS

Current
Cash in bank	$-	$805
Prepaid expenses	15,107	620

	$15,107	$1,425

LIABILITIES

Current
Bank indebtedness	$102	$-
Accounts payable and accrued liabilities	118,154	108,349
Loans payable (Notes 3 and 5)	274,294	274,294
Due to related party (Note 5)	43,767	7,214
	436,317	389,857

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
225,000,000 common shares, par value $0.001 per share

Issued and outstanding:
25,313,631 common shares at July 31, 2006 and 19,313,631 at October 31, 2005	25,314	19,314

Additional paid-in capital	5,480,039	386,039

Deficit Accumulated During The Exploration Stage	(5,926,563)	(793,785)
	(421,210)	(388,432)

	$15,107	$1,425

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF LOSS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2006	2005	2006	2005	2006

Expenses
Bank charges	$125	$47	$275	$87	$971
Consulting	-	-	-	-	6,500
Interest	1,556	1,234	4,178	3,662	25,391
License fee	-	-	-	-	400,000
Office facilities and sundry	6,542	950	12,799	7,438	51,370
Mineral property option payments and exploration expenditures	5,100,000	-	5,100,000	-	5,229,750
Professional fees	3,675	(2,514)	15,526	11,328	176,828

Net Income (Loss) For The Period	$(5,111,898)	$283	$(5,132,778)	$(22,515)	$(5,890,810)

Basic And Diluted Loss Per Share	$(0.26)	$(0.01)	$(0.26)	$(0.01)

Weighted Average Number Of Shares Outstanding	19,770,153	19,313,631	19,467,477	19,313,631

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2006	2005	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(5,111,898)	$283	$(5,132,778)	$(22,515)	$(5,890,810)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock issued for license fee	-	-	-	-	402,750
Change in prepaid expense	(14,487)	-	(14,487)	-	(15,107)
Mineral property option payment	5,100,000		5,100,000		5,100,000
Change in accounts payable and accrued liabilities	248	(2,038)	9,805	1,905	118,154
	(26,137)	(1,755)	(37,460)	(20,610)	(285,013)

Cash Flows From Investing Activity
Shares issued for merged predecessor corporation net of consideration in excess of additional paid-in capital at the acquisition date	-	-	-	-	(45,000)

Cash Flows From Financing Activities
Shares issued for cash and services	-	-	-	-	11,850
Loans payable (Note 3 and 5)	-	-	-	14,904	274,294
Due to related party (Note 5)	25,893	1,750	36,553	4,209	43,767
	25,893	1,750	36,553	19,113	329,911

Increase (Decrease) In Cash	(244)	(5)	(907)	(1,497)	(102)

Cash, Beginning Of Period	142	608	805	2,100	-

Cash, End Of Period	$(102)	$603	$(102)	$603	$(102)

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$-	$1,000
letter of intent	$5,100,000	$-	$5,100,000	$-	$5,100,000
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

See accompanying notes to the financial statements

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a)	Organization

Infinex Ventures, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 30, 1998. On July 23, 2004, the Board of Directors authorized a 1 for 1.1 stock split on the common shares. The authorized number of common shares remain at 75,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares issued have been restated to reflect the stock split. On March 31, 2006, the Board of Directors authorized a 3 for 1 stock split on the common shares. The authorized number of common shares increased to 225,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares issued have been restated to reflect the stock split.

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

The Accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

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

As shown in the accompanying financial statements, the Company has a working capital deficiency of $421,210 and an accumulated a deficit of $5,926,563 for the period from inception, December 30, 1998 to July 31, 2006, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common shares. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Website Content

The company expenses, as incurred, costs to develop, initialize, populate, and maintain content for its website.

3.	LOANS PAYABLE (Note 5)

	JULY 31, 2006	OCTOBER 31, 2005

Repayable on demand with interest at 8% per annum compounded annually	$45,000	$45,000
Repayable on demand without interest	229,294	229,294

	$274,294	$274,294

At July 31, 2006, accounts payable and accrued liabilities include $25,048 (October 31, 2005 - $21,093) of accrued interest on the loans payable.

4.	MINERAL PROPERTY INTEREST

a)	Yew Claims

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

The Yew Claims are located on Texada Island, in the province of British Columbia, Canada.

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

The agreement gives the Company the right to acquire a 60% interest in the claims providing the following conditions are met:

i)	Delivery of 10,000 common shares of the Company upon execution of the agreement (the share issuance was postponed until the drilling program resumes in Fall 2006);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement;

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	On the completion of the feasibility study, the Company will execute annual payments of $41,051 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the right, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

On October 31, 2004, and in the Summer of 2006, the parties amended the agreement. The Company is now required to complete the drilling program obligation before November 28, 2006. To date, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

INFINEX VENTURES, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

The Company has signed a Letter of Intent (“LOI”) for the sole and exclusive right to acquire an initial 50% interest in the Tesoro 1-12 Mining Claims (“the Property”). The Property is located on the El Indio Gold Belt in Region III, which is approximately 150 kms. East of the City of Vallenar, Chile, near the border of Argentina.

On July 19, 2006 the Company completed its due diligence and issued 6,000,000 restricted shares as partial payment towards the 20,000,000 restricted share purchase price set out in the LOI of January 30, 2006. Once the claims have been registered in the Company’s name, the remaining 14,000,000 restricted shares will be issued.

5.	RELATED PARTY TRANSACTIONS

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then-president of the Company. Effective August 11, 2004, the then-outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former president to a third party corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. (Note 4(a)). During the nine months ended July 31, 2006, the third party corporation expended $NIL (October 2005 - $14,904) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the nine months ended July 31, 2006, the President of the Company advanced $43,767 (October 2005 - $7,214), these advances are unsecured, non interest bearing and with no specific terms of repayment.

Item 2. Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

From inception, December 30, 1998 to July 31, 2006, we had a deficit accumulating during the development stage of $5,926,563. From inception December 31, 1998, we had expended $176,828 on legal, audit and accounting fees; $25,391 on interest; $5,229,750 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $52,341 on office expenses.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional capital in the next 12 months in the forms of investment by others in private placements, or loans.

Our primary activity for the next 12 months, weather permitting, will be to carry out our obligations under the agreement’s drill program, which are only initial phases of a full feasibility study lasting up to two years.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending July 31, 2006

We have not earned any revenues from operations from our incorporation on December 30, 1998, to July 31, 2006. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Yew Claims. We are presently in the exploration stage of our joint venture and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims.

Tesoro Claims in Chile - Update on Due diligence

On January 30, 2006, we entered into an agreement (“Agreement”), with Rodolfo Francisco Villar and others (“Vendor”) to purchase a 50% interest in the mining and exploration of the following Claims, the (“Claims”):

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

2.	Upon satisfactory completion of the due diligence the Company has issued 6,000,000 (Six Million) Common Shares to Mr. Jorge Lopehandia as a good faith deposit.
3.	The Issuers are still awaiting the outcome of Civil Case C-1912-2001, for which we have been informed is under appeal in the 14th Civil Court of Santiago, Chile.

Net Loss

For the three months ended July 31, 2006, we recorded an operating loss of $5,111,898, consisting of $3,675 on legal, audit and accounting fees; $1,556 on interest, $5,100,000 on resource property expenses and $6,667 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At July 31 2006, we had assets of $15,107 consisting of $15,107 of prepaid expenses. Net stockholders’ equity (deficiency) was $(421,210) at July 31, 2006. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and other loans. At July 31, 2006 loans payable included a loan repayable on demand with interest at 8% per annum compounded annually of $45,000 and additional loans repayable on demand without interest of $229,294 totaling $274,294. Accounts payable and accrued liabilities include $25,048 (2005 $21,093) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,000,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

Item 3.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended July 31, 2006 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2. Change in Securities

The Company has issued 6,000,000 (Six Million) Common Shares to Mr. Jorge Lopehandia as a good faith deposit.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5. Other Information

Reports on Form 8-K

Reports on Form 8K regarding Item 9 were filed by the Issuer on June 19, 2006; July 20, 2006; August 8, 2006 and August 17, 2006.

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

Dated:	September 18, 2006	INFINEX VENTURES INC.

By:	/s/ Michael DeRosa
Michael DeRosa
Its: President, Director, CEO & CFO