Form 10KSB
period 2006-10-31
INFINEX VENTURES INC
filed 2007-02-12
CIK 1076310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-32843

INFINEX VENTURES, INC.

NEVADA	52-2151795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3914 Seaton Place,
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	604-702-387-4005

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock
($0.001 par value)

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for year ended October 31, 2006 were $NIL. The Issuer is a development stage company and has no revenues to report at this time.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, as of January 22, 2007 was $5,683,521.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X ] NO ☐
NOT APPLICABLE

The number of shares of the issuer’s Common Stock outstanding as of January 22, 2007 was 25,349,550.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

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

PART I

 ITEM 1.     Description of Business

General

We were incorporated under the laws of the State of Nevada December 30, 1998. We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

Under a Joint Venture and Option Agreement with 697446 B.C. Ltd., a private Canadian company (the “Agreement”) dated for reference June 14, 2004 the Company exercised its option to earn a 55% interest in the Yew Claims land packages. On January 11, 2006, the Issuer increased its interest and exercised their Option in the Yew Claims to 60%.

Yew 7 #345340; Yew Tenure #399712; Yew 2 Tenure #516724; Yew 3Tenure #399714; Yew 4 Tenure #399715; Yew 5 Tenure #516721; Yew 6 Tenure #516735; and Yew 8 Tenure #516730
(The “Yew Claims”)

The Yew Property Agreement

For the 60% interest the Company issued 33,000 shares of common stock and is obligated to pay a further CDN$50,000 once a feasibility study is completed.. Under the terms of the Joint Venture and Option Agreement between the Issuer and 697446 B.C. Ltd. the Issuer was to carry out its commitments within 3 months from signing. Effective as of November 30, 2006, 697446 B.C. Ltd. has granted the Issuer an Extension to fulfill all contractual obligations outlined in the Joint Venture and Option Agreement to March 30,, 2007. To date, the Issuer has spent $118,300 (CDN$155,774) towards the obligations as follows:

a)	Drilling	$ 84,800
	Geology	10,100
	Management fees	9,500
	Assays	6,800
	Report	4,200
	Expenses/disbursements	2,900
		$118,300

The Chile Property Agreement

We entered an Agreement with Rodolfo Francisco Villar et al to purchase a 50% interest in certain mining and exploration Claims located at the northern end of the El Indio Belt in Chile Region III which is approximately 150 kilometers. South-east of the Chilean City of Vallenar, in the Province of Huasco, and commonly known as the “Tesoro 1 - 12 Claims” and more particularly described below in “ITEM 6” and elsewhere in this document.

Upon satisfactory completion that all original documents or notarized copies of official translations required and the verification of registration of the Issuer’s 50% interest in the Chile property Claims, the Issuer will then take all steps necessary to issue 20,000,000 Common Shares in the Vendors designated name, to the benefit of the Vendors.

In an effort to secure our interest in the Claims, and up and until filed verification by the appropriate authorities, we have issued, as a symbol of good faith, six million (6,000,000) restricted common shares to the VendoreVendor.

ITEM 2.    Description of Claims
Yew Claims

The Yew Claims consist of Eight (8) land packages, which are located on Texada Island, British Columbia, Canada. This region has a long history of mining dating back to 1876. Several high grade cooper gold skarns were mined in the area.

The Yew Claims are located approximately 3 kilometers, south of Vananda on Texada Island about 120 Km NW of Vancouver, British Columbia. It is found on NTS Map Sheet 92F/9E at coordinates 490 44’ north latitude and 1240 34’ west longitude.

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

ITEM 4.    Submission of Matters to a Vote of Security holders

No matters were submitted to a vote of security holders through the solicitation of proxies during the fourth quarter of fiscal year 2006.

Effective April 20, 2006, each of the issued 0.001 par value common shares in the capital of the Company was subdivided into (one) 1 old for three (3) new common shares, as a result the 75,000,000 authorized has increased to 225,000,000 common shares after the exchange.

PART II

ITEM 5.    Market for Common Equity and Related Stockholders Matters

We, have no common equity subject to outstanding purchase options or warrants, or securities convertible into common equity. There is no common equity that is being, or has been publicly proposed to be, publicly registered by us.

As of the date of this Statement, there were 25,349,550 shares of our common stock outstanding, held by 154 shareholders of record.

Rule 144 Shares

In general, under Rule 144, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month (3) period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding, which in our case equals approximately 253,496 shares as of the date of this prospectus; or

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

ITEM 6.    Management Discussion and Analysis or Plan of Operation

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. Also, due to our limited operating history, the financial information presented are fair in all material respects reflecting the financial position of the Company as of October 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended October 31, 2006, 2005 and 2004, and for the period from December 30, 1998 (date of inception) to October 31 2006, is audited and is referenced in the attached auditors’ report.

From inception, December 30, 1998 to October 31, 2006 we had a deficit accumulating during the development stage of ($4,285,543). From inception December 31, 1998, we had expended $195,113 on legal, audit and accounting fees; $26,820 on interest; $3,602,250 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $53,801 on office expenses.

We are a development stage company and have a minimum amount of cash and have not yet developed any producing mines. We have no history of any earnings. There is no assurance that we will be a profitable company. We presently operate with minimum overheads and need to raise additional funds in the next 12 months either in the forms of loans or by selling our equity.

Our primary activity on the Yew Claims, Texada Island, for the next 12 months, weather permitting, will be to carry out our obligations under the agreement’s drill program, which are only initial phases of a full feasibility study lasting up to two years.

Chilean Property Agreement

On January 30, 2006, we entered into an agreement with Rodolfo Franciso Villar et al. to purchase a 50% interest in certain mining and exploration Claims:

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

These claims are more particularly located at the northern end of the El Indio Belt in Chile Region III, which is approximately 150 kilometers South-east of the Chilean City of Vallenar, in the Province of Huasco.

1. Under the terms of the signed Agreement, the Vendors are to grant the Issuer the sole and exclusive irrevocable right and title to the Claims, subject to:

(i)
the completion by the Company of confirmation of legal title and due diligence on the Properties as to ownership by the Vendor and results therefrom being satisfactory to the Company, acting reasonably, within a period of 90 days:

(ii)	the right to extend a further 90 days by mutual consent. (That right to extend a further 90 days has been granted to the Company, in an effort to complete its due diligence):
(iii)
The Vendor and the Company shall put forth, all their reasonable best efforts to obtain a satisfactory title opinion or Court Order, or such that the Company will the property free and clear of all liens and encumbrances, with a view to further develop the property into an operating mine.

2. Upon Satisfactory completion of the due diligence and clear title being established, the Company will then:

(a)	issue to the Vendor Twenty Million (200,000,000) Common Shares , upon the execution by the parties of this Agreement and subject to the subject conditions as set out above; and
(b)
that all original documents or notarized copies of official translations are therefore required to complete the transactions contemplated in the Agreement. The issuance of the Twenty Million (20,000,000) Common Shares shall be issued in the Vendors designated name to the benefit of the Vendor, upon the removal of the subject conditions as set out above.

The Issuer has carried out its satisfactory due diligence, and has examined current Titles of the Properties offered in the Agreement.

3. Further, upon satisfactory completion and clear title being established, the Purchaser with the assistance of the Vendor, (if necessary), will apply for permits to the appropriate authorities to place the property into production. Upon the appropriate permits being approved, the Purchaser will have the option to acquire an additional 25% interest in the property (bringing the Purchaser interest to 75%) in exchange for a further issuance of Ten Million (10,000, 000) Common Shares of the Issuers stock. After successful production has commenced and been established for a period of no less than one year, the Company will have the option to acquire an additional 25% (bringing the company’s interest to 100%), at a price to be determined at the market value.

In an effort to secure our interest in the Claims, and up and until filed verification by the appropriate authorities, we have issued, as a symbol of good faith, six million (6,000,000) restricted common shares to the Vendors.

However, we are presently awaiting the outcome of a satisfactory title opinion or Court Order for the Issuer to acquire its interest in the Claims free and clear of all liens and encumbrances.

We currently have no plans to purchase or sell any plant or significant equipment.

We do not expect any significant changes in the number of employees.

Results of Operations For Period Ending October 31, 2006

We have not earned any revenues from operations from our incorporation on December 30, 1998, to October 31, 2006. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Yew Claims.

We are presently in the exploration stage of our joint venture and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Yew Claims.

Net Loss

From our incorporation on December 30, 1998 to October 31, 2006 we recorded an operating loss of $4,285,543 consisting of $195,163 on legal, audit and accounting fees; $26,820 on interest; $5,250,870 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $53,801 on office expenses. We did not generate any revenues during these periods. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

At October 31, 2006, we had assets of $1,260 consisting of $231 in cash and $1,029 in prepaid expenses. Net stockholders’ deficiency was ($443,443) at October 31, 2006. We are aan exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and Loans Payable. Repayable on demand with interest at 8% per annum compounded annually of $45,000 and repayable on demand without interest of $229,294 totaling $274,294. Accounts payable and accrued liabilities of $113,123 include $26,380 (2005 $21,093 ) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,500,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

ITEM 7.    Financial Statements.

As Attached.

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

INFINEX VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Infinex Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Infinex Ventures, Inc. (an exploration stage company) as at October 31, 2006 and 2005, and the related statements of operations, cash flows and stockholders’ deficiency for the years ended October 31, 2006, 2005, and 2004, and for the cumulative period from inception, December 30, 1998, to October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended October 31, 2006, 2005, and 2004, and for the period from inception, December 30, 1998, to October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt about it’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

February 6, 2007Chartered Accountants

INFINEX VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2006	2005

ASSETS

Current
Cash in bank	$231	$805
Cash in trust	-	620
Prepaid expenses	1,029	-

	$1,260	$1,425

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 5)	$113,123	$108,349
Loans payable (Note 5)	274,294	274,294
Due to related party (Note 6)	57,286	7,214
	444,703	389,857

STOCKHOLDERS’ DEFICIENCY

Share Capital (Note 7)
Authorized:
225,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
25,349,550 common shares at October 31, 2006
(6,438,850 common shares at October 31, 2005, pre-split)	25,350	6,439

Additional paid-in capital	3,852,503	398,914

Deficit Accumulated During The Exploration Stage	(4,321,296)	(793,785)
	(443,443)	(388,432)

	$1,260	$1,425

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
				CUMULATIVE
				PERIOD FROM
				INCEPTION,
				DECEMBER 30
	YEARS ENDED			1998, TO
	OCTOBER 31			OCTOBER 31
	2006	2005	2004	2006

Revenue	$-	$-	$-	$-

Expenses
Bank charges	313	79	87	1,009
Consulting	-	-	1,000	6,500
Interest	5,607	4,896	4,665	26,820
License fee	-	-	-	400,000
Mineral property option payments and exploration expenditures (Note 4)	3,472,500	-	118,300	3,602,250
Office facilities and sundry	15,229	7,931	13,578	53,801
Professional fees	33,862	37,356	77,112	195,163

Net Loss For The Period	$3,527,511	$50,262	$214,742	$4,285,543

Basic And Diluted Loss Per Common Share	$(0.16)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	21,957,175	(pre-split) 6,438,850	(pre-split) 6,438,850

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION,
				DECEMBER 30
	YEARS ENDED			1998, TO
	OCTOBER 31			OCTOBER 31
	2006	2005	2004	2006

Cash Flows (Used In) Operating Activities
Net loss for the period	$(3,527,511)	$(50,262)	$(214,742)	$(4,285,543)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expense	(1,029)			(1,029)
Change in accounts payable and accrued liabilities	4,774	27,470	55,652	113,123
Common shares issued for license fee	-	-	-	402,750
Common shares issued for mineral property option payments (Note 4)	3,472,500	-	-	3,472,500
	(51,266)	(22,792)	(159,090)	(298,199)

Cash Flows (Used In) Investing Activity
Shares issued for merged predecessor corporation net of consideration paid in excess of additional paid-in capital at the acquisition date	-	-	-	(45,000)

Cash Flows From Financing Activities
Loans payable	-	14,903	157,379	274,294
Due to related party	50,072	7,214	-	57,286
Shares issued for cash and services	-	-	-	11,850
	50,072	22,117	157,379	343,430

( Decrease) Increase In Cash For The Period	(1,194)	(675)	(1,711)	231

Cash, Beginning Of Period	1,425	2,100	3,811	-

Cash, End Of Period	$231	$1,425	$2,100	$231

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$4,836	$4,605	$26,500
Income taxes	$-	$-	$-	$-

Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$1,000

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 30, 1998, TO OCTOBER 31, 2006
(Stated in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Shares issued for services at $0.001	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,500,000	2,500	-	-	2,500
Shares issued for mineral property option at $0.001	250,000	250	-	-	250
Shares issued for cash at $0.10	93,500	93	9,257	-	9,350
Net loss for the period	-	-	-	(10,839)	(10,839)
Balance, October 31, 1999	5,343,500	5,343	9,257	(10,839)	3,761

Net loss for the year	-	-	-	(8,259)	(8,259)
Balance, October 31, 2000	5,343,500	5,343	9,257	(19,098)	(4,498)

Shares issued for acquisition of merged predecessor corporation at $0.10	10,000	10	990	-	1,000
Consideration paid for merged predecessor corporation in excess of additional paid-in capital at the acquisition date	-	-	(10,247)	(35,753)	(46,000)
Net loss for the year	-	-	-	(27,349)	(27,349)
Balance, October 31, 2001	5,353,500	5,353	-	(82,200)	(76,847)

Net loss for the year	-	-	-	(20,807)	(20,807)
Balance, October 31, 2002	5,353,500	5,353	-	(103,007)	(97,654)

Shares issued for license fee at $0.80	500,000	500	399,500	-	400,000
Net loss for the year	-	-	-	(425,774)	(425,774)
Balance, October 31, 2003	5,853,500	5,853	399,500	(528,781)	(123,428)

Stock split adjustment	585,350	586	(586)	-	-
Net loss for the year	-	-	-	(214,742)	(214,742)
Balance, October 31, 2004	6,438,850	6,439	398,914	(743,523)	(338,170)

Net loss for the year	-	-	-	(50,262)	(50,262)
Balance, October 31, 2005	6,438,850	6,439	398,914	(793,785)	(388,432)

Stock split adjustment	12,877,700	12,878	(12,878)	-	-
Shares issued for mineral property option at $0.57 (Note 4 (b))	6,000,000	6,000	3,394,000	-	3,400,000
Shares issued for mineral property option at $2.20 (Note 4 (a))	33,000	33	72,467	-	72,500
Net loss for the year	-	-	-	(3,527,511)	(3,527,511)

Balance, October 31, 2006	25,349,550	$25,350	$3,852,503	$(4,321,296)	$(443,443)

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

1.   NATURE AND CONTINUANCE OF OPERATIONS

Infinex Ventures, Inc. (the “Company”) is in the exploration stage. The Company has acquired mineral property interests located in British Columbia, Canada, and in Chile, and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreements and to complete the development of the properties, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $4,285,543 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments relating to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada, USA, on December 30, 1998.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission Act Guide 7 in its characterization as an exploration stage company.

b)	Mineral Property Interests

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

d)	Foreign Currency Translation

The Company’s functional currency is the United States dollar and uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in the Statement of Operations.

e)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 - “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized as future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

f)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128 - Earnings Per Share. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Diluted loss per share has not been provided, as it would be anti-dilutive.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities. Unless otherwise noted, in the opinion of management, the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

h)	Comprehensive Loss

SFAS No. 130 - “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and, to date, has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At October 31, 2006, the Company had no cash equivalents.

j)	Asset Retirement Obligations

The Company has adopted SFAS No. 143 - “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”) - “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

l)	Impairment of Long-Lived Assets

In accordance with SFAS 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

m)	Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian and Chilean government regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a) FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN47”) clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 is effective for financial years ending after December 15, 2005. The Company has adopted FIN 47.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b) In February 2006, the FASB issued FASB 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities”, and FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Adoption of FASB 155 will have no material impact on the Company’s financial position, results of operations or cash flow.

c) The FASB issued FASB Interpretation No. (“FIN”) 47 - “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 does not have a material impact on the Company’s financial position, results of operations or cash flows.

d) In March 2005, the FASB ratified Emerging Issues Task Force Issue No.04-6 - “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operations or cash flows.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

e) In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) - “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No.154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

f) In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1 - “The Meaning of Other- Than- Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

g) In November 2005, the FASB issued Staff Position No. FAS 115-1 (“FSP 115-1”) - “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4.	MINERAL PROPERTY INTERESTS

a)	Yew Claims

By joint venture and option agreements dated June 14, 2004 and January 11, 2006, the Company contracted with 697446 B.C. Ltd. (the “Agreement”) for the exploration and development of eight mining claims (“the Yew claims”).

The Yew Claims are located approximately 3 kilometers south of Vaneda on Texada Island, in the province of British Columbia, Canada.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS (Continued)

a)	Yew Claims (Continued)

The agreements give the Company the right to acquire a 60% interest in the claims providing the following conditions are met:

i)	Delivery of 33,000 restricted common shares of the Company upon execution of the agreement (issued in September 2006);

ii)	Company’s obligation to carry out a drilling program for an amount not less than $205,255 (CDN$250,000), within three months of the execution of the agreement (now amended, see below);

iii)	Completion of a feasibility study within two years of the completion of the drilling program;

iv)	On the completion of the feasibility study, the Company will pay on the anniversary date $44,400 (CDN$50,000) to 697446 B.C. Ltd.;

v)	Upon the exercise of the right, the parties shall enter into a joint venture agreement to develop the Yew Claims in accordance with the feasibility study recommendation.

On July 31, 2006 and November 30, 2006, the parties amended the agreement. The Company is now required to complete the drilling program obligation before March 30, 2007. To October 31, 2006, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

4.    MINERAL PROPERTY INTEREST (Continued)

b) Tesoro Claims

On January 30, 2006, the Company signed a Letter of Intent ("LOI") for the sole and exclusive irrevocable right to acquire an initial 50% interest in the Tesoro 1-12 mining claims ("the Property"). The Property is located on the El Indio Gold Belt in Region III, which is approximately 150 kilometers east of the City of Vallenar, Chile, near the border of Argentina. Consideration comprised the issuance of 20,000,000 restricted common shares in the Company.

On July 24, 2006 the Company completed its due diligence and issued 6,000,000 restricted common shares (having a market value of $3,400,000) as partial payment towards the 20,000,000 restricted common share purchase price set out in the LOI of January 30, 2006. Terms of the agreement require the claims to be registered and title transferred into the Company’s name. To date this has not occurred. Following this, the remaining 14,000,000 restricted common shares will be issued.

Upon the appropriate permits being approved, the Company will have the option to acquire an additional 25% interest in the Property (bringing the Company interest to 75%), in exchange for a further issuance of 10,000,000 common shares of the Company’s stock.

After successful production has commenced and been established for a period of no less than one year, the Company will have the option to acquire an additional 25% (bringing the Company interest to 100%), at a price to be determined at the then market value.

5.	LOANS PAYABLE

	2006	2005

Repayable on demand with interest at 8% per annum compounded annually, unsecured	$45,000	$45,000
Repayable on demand without interest, unsecured	229,294	229,294

	$274,294	$274,294

At October 31, 2006, accounts payable and accrued liabilities include $26,380 (October 31, 2005 - $21,093) of accrued interest on the loans payable.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

6.	DUE TO RELATED PARTY

	2006	2005

Advances received from the related party are unsecured, non-interest bearing and have no specific terms of repayment.	$57,286	$7,214

7.	SHARE CAPITAL

a)
Effective April 20, 2006 the Company forward split its shares of common stock on the basis of one old share for three new shares. Accordingly, the authorized 75,000,000 common stock increased to 225,000,000 common shares.

b)	Effective July 23, 2004 the Company forward split its shares of common stock on the basis of one old share for 1.1 new shares. The authorized number of common stock remained the same.

c)
On July 24, 2006 the Company issued 6,000,000 restricted shares with a deemed value of $3,400,000 as partial payment regarding its Tesora mineral property claims, towards the 20,000,000 restricted share purchase price set out in the LOI of January 30, 2006. Once the claims have been registered in the Company’s name, the remaining 14,000,000 restricted shares will be issued.

d)
On September 6, 2006 the Company issued 33,000 restricted shares with a deemed value of $72,500 regarding its Yew mineral property claims, as part of the Joint Venture and Option agreement dated June 14, 2004 between the Company and 697446 B.C. Ltd.

8.	INCOME TAX

a)
The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 - 34%) to income before income taxes. The difference results from the following items:

	2006	2005

Computed expected (benefit of) income taxes	$(1,199,354)	$(17,089)
Increase in valuation allowance	1,199,354	17,089

I Income tax provision	$-	$-

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Stated in U.S. Dollars)

8.	INCOME TAX (Continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005

Operating loss carryfoward	$683,293	$628,282
Mineral property expenses and exploration expenses	3,602,250	129,750
	4,285,543	758,032

Statutory tax rate	34%	34%

Deferred income tax asset	1,457,085	257,731
Valuation allowance	(1,457,085)	(257,731)

Net deferred tax assets	$-	$-

c)
The Company has incurred operating losses of approximately $683,293 which, if unutilized, will expire through to 2026. Subject to certain restrictions, the Company has mineral property expenditures of $3,602,250 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements, rental of premises, or other matters.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no changes in and disagreements with Accountants on Accounting and Financial Disclosure.

PART III

  ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each director and executive officer of Infinex Ventures Inc.:

Dates	Name	Age	Position

May 31, 2004 Present	Michael DeRosa	70	Pres./ Sec./CEO./CFO and Director

Michael De Rosa
Director, President

Michael De Rosa is an international business consultant and has been active as a Director and Officer of various private and public corporations for more than 25 years. He is currently the President and a Director of BLOK-R Corporation, which owns the patent on a unique product, made from recycled tires and is the Chairman and a Director of IFC Globex Corporation, a private development and management Company. Mr. De Rosa is the Chairman of Michael D. De Rosa & Associates, an international consulting firm, providing management and administrative assistance to various companies in the private and public sectors as well as to governmental agencies on a world wide basis in the fields of technology, manufacturing and mining.

Section 16 (1) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely on review of documentation furnished to me during this fiscal year ended October 31, 2006, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2006.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
M.DeRosa	President	2006	$0	0	0	0	0	0	$0
		2005	$0	0	0	0	0	0	$0
		2004	$0	0	0	0	0	0	$0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that the following persons filed reports late:

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Michael .De Rosa	0	0	0
(Pres./Sec.CEO./CFO. and director)

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of October 31, 2006, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

	NAME OF	SHARES OF
TITLE OF CLASS	BENEFICIAL OWNER	COMMON STOCK	PERCENT OF CLASS
5% + STOCKHOLDERS
Common Stock	Michael De Rosa	8,808,000	34.75%
Common Stock	CEDE & Co	6,054,870	23.89%
Common Stock	Jorge Lopehandia	6,000,000	23.67%
Common Stock	Elco Bank & Trust Co.	1,924,000	7.59%
Common Stock	Carlo Viscardi I/T/F/ Santa Clara 2000 S.R.L.	1,650,000	6.51%

DIRECTORS AND NAMED EXECUTIVE
OFFICERS
Common Stock	Michael De Rosa	8,808,000	34.75%
	President, CEO, CFO
	and Director
DIRECTORS AND OFFICERS AS A GROUP		8,808,000	34.75%

*Based on 25,349,550 common shares issued and outstanding on the date of this report.

As at October 31, 2006 none of our officers or directors had received any form of compensation for services rendered on our behalf, neither has any form of compensation accrued to any officer or director for such services. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services rendered.

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

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 225,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of October 31, 2006, there were 25,349,550 shares of our common stock issued and outstanding that is held by 154 stockholders of record.

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

ITEM 12.    Certain Relationships and Related Transactions

As at October 31, 2003, loans payable of $102,011 and related accrued interest of $11,652 were owing to the then President of the Company. Effective August 11, 2004 the then outstanding balance of loans payable, amounting to $102,011 and related accrued interest of $15,054 was assigned by the former President to a Third Party Corporation. The only director of that corporation is also a director of 697446 B.C. Ltd. During the year ended October 31, 2006, the third party corporation expended $NIL (2005 - $14,904) on behalf of the Company. Amounts expended on behalf of the Company are added to loans payable.

During the year ended October 31, 2006, the President of the Company advanced $57,286 (October 2005 - $7,214), these advances are unsecured, non interest bearing and with no specific terms of repayment.

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
(The “Yew Claims”)

The Agreements

For the 60% interest no consideration was paid. Under the terms of the Joint Venture and Option Agreement between the Company and 697446 B.C. Ltd. The Company was to carry out its commitments within 3 months from signing. Effective as of November 30, 2006, 697446 B.C. Ltd. has granted the Company an Extension to fulfill all contractual obligations outlined in the Joint Venture and Option Agreement to March 30, 2007. To date, the Company has spent $118,300 (CDN$155,774) towards the obligations as follows:

a)	Drilling	$ 84,800
	Geology	10,100
	Management fees	9,500
	Assays	6,800
	Report	4,200
	Expenses/disbursements	2,900
		$118,300
Chilean Property Agreement

On January 30, 2006, we entered into an agreement with Rodolfo Franciso Villar et al. to purchase a 50% interest in certain mining and exploration Claims:

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

These claims are more particularly located at the northern end of the El Indio Belt in Chile Region III, which is approximately 150 kilometers South-east of the Chilean City of Vallenar, in the Province of Huasco.

1. Under the terms of the signed Agreement, the Vendors are to grant the Issuer the sole and exclusive irrevocable right and title to the Claims, subject to:

(iv)
the completion by the Company of confirmation of legal title and due diligence on the Properties as to ownership by the Vendor and results therefrom being satisfactory to the Company, acting reasonably, within a period of 90 days:

(v)	the right to extend a further 90 days by mutual consent. (That right to extend a further 90 days has been granted to the Company, in an effort to complete its due diligence):
(vi)
The Vendor and the Company shall put forth, all their reasonable best efforts to obtain a satisfactory title opinion or Court Order, or such that the Company will the property free and clear of all liens and encumbrances, with a view to further develop the property into an operating mine.

2. Upon Satisfactory completion of the due diligence and clear title being established, the Company will then:

(a)	issue to the Vendor Twenty Million (200,000,000) Common Shares , upon the execution by the parties of this Agreement and subject to the subject conditions as set out above; and
(b)
that all original documents or notarized copies of official translations are therefore required to complete the transactions contemplated in the Agreement. The issuance of the Twenty Million (20,000,000) Common Shares shall be issued in the Vendors designated name to the benefit of the Vendor, upon the removal of the subject conditions as set out above.

The Issuer has carried out its satisfactory due diligence, and has examined current Titles of the Properties offered in the Agreement.

3. Further, upon satisfactory completion and clear title being established the Purchaser with the assistance of the Vendor, (if necessary), will apply for permits to the appropriate authorities to place the property into production. Upon the appropriate permits being approved, the Purchaser will have the option to acquire an additional 25% interest in the property (bringing the Purchaser interest to 75%) in exchange for a further issuance of Ten Million (10,000, 000) Common Shares of the Issuers stock.

In an effort to secure our interest in the Claims, up and until filed verification by the appropriate authorities, , we have issued, as a symbol of good faith, Six Million (6,000,000) restricted Common Shares to the Vendors.

We are presently awaiting the outcome of a satisfactory title opinion or Court Order for the Issuer to acquire its interest in the Claims free and clear of all liens and encumbrances.

ITEM 13.    Exhibits and Reports on Form 8-K

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

Reports on Form 8-K

Reports on Form 8K regarding Item 9 was filed by the Issuers on January 13, 2006; January 25 2006; February 21, 2006; May 5, 2006; June 19, 2006; July 20 2006; and August 24, 2006.

Reports on Form 8K regarding Item 10 was filed by the Issuer on August 17, 2006

ITEM 14.    Controls and Procedures

During the quarter ended October 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities & Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINEX VENTURES INC.

By:	/s/ Michael De Rosa
Michael De Rosa,
Pres./Sec.CFO./CEO. and Director