Form 10QSB
period 2007-01-31
INFINEX VENTURES INC
filed 2007-03-19
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31,2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,349,550 Shares of $0.001 par value Common Stock outstanding as of March 14, 2007.

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

THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

INFINEX VENTURES, INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	January 31, 2007	October 31, 2006

ASSETS

Current
Cash in bank	$-	$231
Prepaid expenses	144	1,029

	$144	$1,260

LIABILITIES

Current
Bank overdraft	$5	$-
Accounts payable and accrued liabilities (Note 4)	128,151	113,123
Loans payable (Note 4)	274,294	274,294
Due to related party (Note 5)	61,009	57,286
	463,459	444,703

STOCKHOLDERS’ DEFICIENCY

Share Capital (Note 6)
Authorized:
225,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
25,349,550 common shares at January 31, 2007 and October 31, 2006	25,350	25,350

Additional paid-in capital	3,852,503	3,852,503

Deficit Accumulated During The Exploration Stage	(4,341,168)	(4,321,296)
	(463,315)	(443,443)

	$144	$1,260
See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM INCEPTION
			DECEMBER 30, 1998
	THREE MONTHS ENDED		TO
	JANUARY 31		JANUARY 31
	2007	2006	2007

Expenses
Bank charges	$63	$49	$1,072
Consulting	-	-	6,500
Interest	1,439	1,333	28,259
License fee	-	-	400,000
Mineral property option payments and exploration expenditures (Note 3)	-	-	3,602,250
Office facilities and sundry	750	542	54,551
Professional fees	17,620	7,874	212,783

Net Loss For The Period	$19,872	$9,798	$4,305,415

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	25,349,550	19,316,550
See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM INCEPTION
			DECEMBER 30
	THREE MONTHS ENDED		1998 TO
	JANUARY 31		JANUARY 31
	2007	2006	2007

Cash Flows Applied To Operating Activities
Net loss for the period	$(19,872)	$(9,798)	$(4,305,415)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	885		(144)
Changes in accounts payable and accrued liabilities	15,028	7,326	128,151
Shares issued for license fee	-	-	402,750
Common shares issued for mineral property option
payments (Note 4)	-	-	3,472,500
	(3,959)	(2,472)	(302,158)

Cash Flows Applied To Investing Activity
Shares issued for merged predecessor corporation net of consideration paid in excess of additional paid-in capital at the acquisition date	-	-	(45,000)

Cash Flows From Financing Activities
Bank indebtedness	5	2	5
Loans payable (Note 3 and 5)	-	-	274,294
Due to related party (Note 5)	3,723	1,665	61,009
Shares issued for cash and services	-	-	11,850
	3,728	1,667	347,158

Decrease In Cash	(231)	(805)	-

Cash, Beginning Of Period	231	1,425	-

Cash, End Of Period	$-	$620	$-

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$26,500
Income taxes	$-	$-	$-
Supplemental Disclosure Of Non-Cash Financing And Investing Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$1,000
See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
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

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments, have been made. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
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

As shown in the accompanying financial statements, the Company has a working capital deficiency of $463,315 and an accumulated deficit of $4,341,168 for the period from inception, December 30, 1998 to January 31, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business. Management has plans to seek additional capital through a private placement and public offering of its common shares. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c) Foreign Currency Translation

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

d) Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128 - Earnings Per Share. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Diluted loss per share has not been provided, as it would be anti-dilutive.

e) Comprehensive Loss

SFAS No. 130 - “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f) Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and, to date, has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At January 31, 2007, the Company had no cash equivalents.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Impairment of Long-Lived Assets

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

h) Regulatory Matters

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

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.     MINERAL PROPERTY INTERESTS (Continued)

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

On July 31, 2006 and November 30, 2006, the parties amended the agreement. The Company is now required to complete the drilling program obligation before March 30, 2007. To January 31, 2007, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.     MINERAL PROPERTY INTERESTS (Continued)

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

4.     LOANS PAYABLE

	2007	2006

Repayable on demand with interest at 8% per annum compounded annually, unsecured	$45,000	$45,000
Repayable on demand without interest, unsecured	229,294	229,294

	$274,294	$274,294

At January 31, 2007, accounts payable and accrued liabilities include $27,819 (October 31, 2006 - $26,380) of accrued interest on the loans payable.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.     DUE TO RELATED PARTY

	2007	2006

Advances received from the related party are unsecured, non-interest bearing and have no specific terms of repayment.	$61,009	$57,286

6.     SHARE CAPITAL

a) On July 24, 2006 the Company issued 6,000,000 common restricted shares with a deemed value of $3,400,000 as partial payment regarding its Tesora mineral property claims, towards the 20,000,000 restricted share purchase price set out in the LOI of January 30, 2006. Once the claims have been registered in the Company’s name, the remaining 14,000,000 restricted shares will be issued.
b) On September 6, 2006 the Company issued 33,000 common restricted shares with a deemed value of $72,500 regarding its Yew mineral property claims, as part of the Joint Venture and Option agreement dated June 14, 2004 between the Company and 697446 B.C. Ltd.

7.     COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements, rental of premises, or other matters.

Item 2. Management Discussion and Analysis or Plan of Operations

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

From inception, December 30, 1998 to January 31,2007, we had a deficit accumulating during the exploration stage of $4,341,168. From inception December 30, 1998, we had expended $212,783 on legal, audit and accounting fees; $28,259 on interest; $3,602,250 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $55,623 on office expenses.

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

Results of Operations For Period Ending January 31,2007

We have not earned any revenues from operations from our incorporation on December 30, 1998, to January 31, 2007. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Yew Claims. We are presently in the exploration stage of our joint venture and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claims.

Tesoro Claims in Chile

On January 30, 2006, we entered into an agreement (“Agreement”), with Rodolfo Francisco Villar and others (“Vendor”) to purchase a 50% interest in the mining and exploration of the following Claims, the (“Claims”):

REFERENCES		ROLL NUMBER
139	TESORO 1	1 - 30	03304-0532-5
140	TESORO 2	1 - 12	03304-0532-3
141	TESORO 3	1 - 30	03304-0534-1
142	TESORO 4	1 - 30	03304-0535-K
143	TESORO 5	1 - 25	03304-0536-8
144	TESORO 6	1 - 20	03304-0537-6
145	TESORO 7	1 - 25	03304-0538-4
146	TESORO 8	1 - 12	03304-0539-2
147	TESORO 9	1 - 12	03304-0540-6
148	TESORO 10	1 - 20	03304-0541-4
149	TESORO 11	1 - 20	03304-0542-2
150	TESORO 12	1 - 5	03304-0543-0

1.	Under the terms of the signed Agreement, the Vendors are to grant to the Issuer the sole and exclusive irrevocable right and title to the Claims, subject to:

(i)
the completion by the Company of confirmation of legal title and due diligence on the Properties as to ownership by the Vendor and results therefrom being satisfactory to the Company, acting reasonably, within a period of 90 days;

(ii)	the right to extend a further 90 days by mutual consent. (The right to extend a further 90 days has been granted to the Company, in an effort to complete its due diligence);

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

2. Upon Satisfactory completion of the due diligence and clear title being established, the Company will then:

(a)	issue to the Vendor Twenty Million (20,000,000) restricted Common Shares , upon the execution by the parties of this Agreement and subject to the subject conditions as set out above; and
(b)
that all original documents or notarized copies of official translations are therefore required to complete the transactions contemplated in the Agreement. The issuance of the Twenty Million (20,000,000) restricted Common Shares shall be issued in the Vendors designated name to the benefit of the Vendor, upon the removal of the subject conditions as set out above.

In an effort to secure our interest in the Claims, and up and until filed verification by the appropriate authorities, we have issued as a symbol of good faith, Six Million (6,000,000) restricted common shares to the Vendors.

We are presently awaiting the outcome of a satisfactory title opinion or Court Order for the Issuer to acquire its interest in the Claims free and clear of all liens and encumbrances..

Net Loss

For the three months ended January 31, 2007, we recorded an operating loss of $19,872, consisting of $17,620 on legal, audit and accounting fees; $1,439 on interest and $813 on office expenses. We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

As at January 31, 2007, we had assets of $144 consisting of $144 of prepaid expenses. Net stockholders’ deficiency was $463,315 at January 31, 2007. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and Loans Payable. The Loan payable on demand of $45,000 is with interest at 8% per annum compounded annually. The Loan Payable of $229,294 is repayable on demand without interest. Accounts payable and accrued liabilities of $128,151 includes $27,819 (2006 - $26,380 ) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,500,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

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

(b) Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended January 31, 2007 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2. Change in Securities

The Company has issued 6,000,000 (Six Million) restricted Common Shares to Mr. Jorge Lopehandia as a good faith deposit.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5. Other Information

Reports on Form 8-K

No Reports on Form 8K regarding Item 9 were filed by the Issuer.

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

Dated: March 16, 2007            INFINEX VENTURES INC.

By:     /s/  Michael DeRosa
Michael DeRosa
Its: President, Director, CEO & CFO