Form 10QSB
period 2007-07-31
INFINEX VENTURES INC
filed 2007-09-14
CIK 1076310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 31, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes     ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☒ Yes     ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   ☒ Yes     ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,349,550 Shares of $0.001 par value Common Stock outstanding as of September 14, 2007.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
 (Stated in U.S. Dollars)

INFINEX VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	July 31, 2007	October 31, 2006

ASSETS

Current
Cash in bank	$-	$231
Prepaid expenses	-	1,029

	$-	$1,260

LIABILITIES

Current
Bank indebtedness	$2	$-
Accounts payable and accrued liabilities (Note 4)	117,473	113,123
Loans payable (Note 4)	274,294	274,294
Due to related party (Note 5)	81,958	57,286
	473,727	444,703

STOCKHOLDERS’ DEFICIENCY

Share Capital (Note 6)
Authorized:
225,000,000 voting common shares, par value $0.001 per share

Issued and outstanding:
25,349,550 common shares at July 31, 2007 and October 31, 2006	25,350	25,350

Additional paid-in capital	3,852,503	3,852,503

Deficit Accumulated During The Exploration Stage	(4,351,580)	(4,321,296)
	(473,727)	(443,443)

	$-	$1,260

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2007	2006	2007	2006	2007

Expenses
Bank charges	$54	$125	$152	$275	$1,161
Consulting	-	-	-	-	6,500
Interest	1,560	1,556	4,596	4,178	31,416
License fee	-	-	-	-	400,000
Mineral property option payments and exploration expenditures	-	5,100,000	-	5,100,000	3,602,250
Office facilities and sundry	898	6,542	3,088	12,799	56,889
Professional fees	1,718	3,675	22,448	15,526	217,611

Net Loss For The Period	$4,230	$5,111,898	$30,284	$5,132,778	$4,315,827

Basic And Diluted Loss Per Share	$(0.01)	$(0.26)	$(0.01)	$(0.26)

Weighted Average Number Of Shares Outstanding	25,349,550	19,770,153	25,349,550	19,467,477

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	JULY 31		JULY 31		JULY 31
	2007	2006	2007	2006	2007

Cash Provided By (Used In)
Operating Activities
Net loss for the period	$(4,230)	$(5,111,898)	$(30,284)	$(5,132,778)	$(4,315,827)

Changes in non-cash working capital items:
Prepaid expenses	-	(14,487)	1,029	(14,487)	-
Accounts payable and accrued liabilities	(4,254)	248	4,350	9,805	117,473
Shares issued for license fee	-	-	-	-	402,750
Common shares issued for mineral property option payments (Note 3 and 6)	-	5,100,000	-	5,100,000	3,472,500
	(8,484)	(26,137)	(24,905)	(37,460)	(323,104)

Investing Activity
Shares issued for merged predecessor corporation net of consideration paid in excess of additional paid-in capital at the acquisition date	-	-	-	-	(45,000)

Financing Activities
Bank indebtedness	2	102	2	102	2
Loans payable (Note 4)	-	-	-	-	274,294
Due to related party (Note 5)	8,472	25,893	24,672	36,553	81,958
Shares issued for cash and services	-	-	-	-	11,850
	8,474	25,995	24,674	36,655	368,104

Increase (Decrease) In Cash	(10)	(142)	(231)	(805)	-

Cash, Beginning Of Period	10	142	231	805	-

Cash, End Of Period	$-	$-	$-	$-	$-

Supplemental Disclosure Of Cash Flow Information
Interest paid	$120	$-	$324	$-	$26,824
Income taxes	$-	$-	$-	$-	$-
Supplemental Disclosure Of Non-Cash Activities
Common shares issued pursuant to acquisition agreement	$-	$-	$-	$-	$1,000
Shares issued for license fee	$-	$-	$-	$-	$402,750
Common shares issued for mineral property option payments (Note 3 and 6)	$-	$5,100,000	$-	$5,100,000	$3,472,500

See accompanying notes to the financial statements

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
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

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments, have been made.  Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
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

As shown in the accompanying financial statements, the Company has a working capital deficiency of $473,727 and an accumulated deficit of $4,351,580 for the period from inception, December 30, 1998 to July 31, 2007, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business.  Management has plans to seek additional capital through a private placement and public offering of its common shares.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

c)	Foreign Currency Translation

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

The Company reports basic loss per share in accordance with the SFAS No. 128 – Earnings Per Share.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Diluted loss per share has not been provided, as it would be anti-dilutive.

e)	Comprehensive Loss

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and, to date, has not experienced losses on any of its balances.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At July 31, 2007, the Company had no cash equivalents.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

g)	Impairment of Long-Lived Assets

In accordance with SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

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

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
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

On July 31, 2006 and November 30, 2006, the parties amended the agreement. The Company is now required to complete the drilling program obligation before November 25, 2007.  To July 31, 2007, the Company has spent $118,300 (CDN$155,774) towards this obligation, as follows:

Drilling	$84,800
Geology	10,100
Management fees	9,500
Assays	6,800
Report	4,200
Expenses/disbursements	2,900

$118,300

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
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

4.	LOANS PAYABLE

	July 31, 2007	October 31 2006

Repayable on demand with interest at 8% per annum compounded annually, unsecured	$45,000	$45,000
Repayable on demand without interest, unsecured	229,294	229,294

	$274,294	$274,294

At July 31, 2007, accounts payable and accrued liabilities include $30,652 (October 31, 2006 - $26,380) of accrued interest on the loans payable.

INFINEX VENTURES, INC.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	DUE TO RELATED PARTY

	July 31, 2007	October 31, 2006

Advances received from the related party are unsecured, non-interest bearing and have no specific terms of repayment.	$81,958	$57,286

6.	SHARE CAPITAL

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

Overview

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report.

Our Business

From inception, December 30, 1998 to July 31, 2007, we had a deficit accumulating during the exploration stage of $4,351,580. From inception December 30, 1998, we had expended $217,611 on legal, audit and accounting fees; $31,416 on interest; $3,602,250 on resource property expenses; $6,500 on consulting fees; $400,000 on license fees and $58,050  on office expenses.

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

Results of Operations For Period Ending July 31,2007

We have not earned any revenues from operations from our incorporation on December 30, 1998, to July 31, 2007. Our activities have been financed from proceeds of share subscriptions and loans. We do not anticipate earning revenues until such time as we have entered into the commercial production of our Yew Claims. We are presently in the exploration stage of our joint venture and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our Claims.

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

Net Loss

For the three months ended July 31,2007, we recorded an operating loss of $4,230, consisting of $1,718 on legal, audit and accounting fees; $1,560 on interest and $952  on office expenses.  We did not generate any revenues during this period. There can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration activities.

Liquidity and Further Capital Resources

As at July 31,2007, we had assets of $Nil.  Net stockholders’ deficiency was  $473,727 at July 31,2007.  We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

Management has relied upon debt financing from shareholders and Loans Payable. The Loan payable on demand of $45,000 is with interest at 8% per annum compounded annually. The Loan Payable of $229,294 is repayable on demand without interest. Accounts payable and accrued liabilities of $117,473 includes $30,652 (2006 - $26,380) of accrued interest on the loans payable. We seek additional equity or debt financing of up to $1,750,000 which we plan to use towards exploration and possibly a feasibility study on our joint venture agreement property over the next two years. If we are not able to get further financing, we may not be able to continue as a going concern and we may have to delay exploration or cease our operations and liquidate our business.

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

(b) Changes in Internal Controls.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s quarter ended July 31,2007 for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In an effort to secure our interest in the Tesoro Claims, and up and until filed verification by the appropriate authorities have been received by us, we have issued as a symbol of good faith, Six Million (6,000,000) restricted common shares to Mr. Jorge Lopehandia  on behalf of the Vendors.

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

Dated:                      September 14, 2007                             INFINEX VENTURES INC.

By:          /s/  Michael DeRosa
Michael DeRosa
Its: President, Director, CEO & CFO